Form 10-Q
period 1994-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1994-08-15
CIK 923680

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1994

                                      or

[_]            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____

                      Commission File Number:  001-11335

                    DOMINION RESOURCES BLACK WARRIOR TRUST
            (Exact name of registrant as specified in its charter)


              Delaware                              54-1229715
     (State or other jurisdiction                (I.R.S. Employer
         of incorporation or                    Identification No.)
            organization)


                          NationsBank of Texas, N.A.
                                901 Main Street
                                  12th Floor
                           Dallas, Texas 75283-0308
                   (Address of principal executive offices)
                                  (Zip code)

                                (214) 508-2444
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No X
                                               ---   ---

Number of units of beneficial interest outstanding at August 1, 1994: 7,850,000

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements.

    The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee"), of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited and, therefore, are subject to year-end adjustments. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1994, the distributable loss for the period from May 31, 1994 (date of inception) to June 30, 1994, and the changes in trust corpus for the period from May 31, 1994 (date of inception) to June 30, 1994, have been included. The distributable loss for such interim period is not indicative of the distributable income (loss) for the full year.

    The condensed financial statements as of June 30, 1994, and for the period from May 31, 1994 (date of inception) to June 30, 1994, included herein have been reviewed by Deloitte & Touche, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A.,
 as Trustee of Dominion Resources
 Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Dominion Resources Black Warrior Trust as of June 30, 1994, and the related condensed statements of distributable loss and changes in trust corpus for the period from May 31, 1994 (date of inception) to June 30, 1994. These condensed financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 2.

/s/ Deloitte & Touche

Dallas, Texas
August 10, 1994

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENT OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)

- - --------------------------------------------------------------------------------



                                                                   June 30, 1994
                                                                   -------------
ASSETS
- - ------

Cash and cash equivalents                                          $        990
Royalty interests in
  gas properties                                                    148,357,597
                                                                   ------------

TOTAL ASSETS                                                       $148,358,587
                                                                   ============

LIABILITIES AND TRUST CORPUS
- - ----------------------------

Trust organizational expenses payable                              $    331,656
Trust administration expenses payable                                    27,917

Trust corpus -
  7,850,000 units of
  beneficial interest
  authorized, issued and
  outstanding at June 30, 1994                                      147,999,014
                                                                    -----------

TOTAL LIABILITIES
  AND TRUST CORPUS                                                 $148,358,587
                                                                   ============

The accompanying notes are an integral part of these condensed financial statements.

- - --------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENT OF DISTRIBUTABLE LOSS (UNAUDITED)

- - --------------------------------------------------------------------------------

                                                       For The Period From
                                                          May 31, 1994
                                                       (Date Of Inception)
                                                        To June 30, 1994
                                                        ----------------
Royalty income                                            $      --0--
Interest income                                                  --0--
                                                          ------------

General and administrative
  expenses                                                    (27,927)
                                                          ------------
Distributable loss                                        $   (27,927)
                                                          ============

Distributable loss
  per unit (7,850,000 units)                              $  (.003557)
                                                          ============

The accompanying notes are an integral part of these condensed financial statements.

- - --------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)

- - --------------------------------------------------------------------------------


                                           For The Period From
                                               May 31, 1994
                                           (Date Of  Inception)
                                            To  June 30, 1994
                                           --------------------
Trust corpus, beginning of period               $      1,000
Conveyance of royalty interests
  by Dominion Black Warrior Basin, Inc.          148,357,597
Distributable loss                                   (27,927)
Trust formation costs                               (331,656)
                                                ------------
Trust corpus, end of period                     $147,999,014
                                                ============

Distributions per unit (7,850,000 units)        $      --0--
                                                ============

The accompanying notes are an integral part of these condensed financial statements.

- - --------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

- - --------------------------------------------------------------------------------

1.  TRUST ORGANIZATION AND PROVISIONS

    Dominion Resources Black Warrior Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the "Trust Agreement") entered into effective as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., an Alabama corporation (the "Company"), as trustor, Dominion Resources, Inc., a Virginia corporation ("Dominion Resources"), and NationsBank of Texas, N.A., a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

    The Trust is a grantor trust formed to acquire and hold certain overriding royalty interests (the "Royalty Interests") burdening proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the "Underlying Properties") owned by the Company. The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust.
On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Overriding Royalty Conveyance (the "Conveyance") dated effective as of June 1, 1994, from the Company to the Trust, in consideration for all the 7,850,000 authorized units of beneficial interest ("Units") in the Trust. A copy of the executed Conveyance is filed as an exhibit to this Form 10-Q. The Company transferred its Units to its parent, Dominion Energy, Inc., a Virginia corporation, which in turn transferred such Units to its parent, Dominion Resources, which sold 6,850,000 of such Units to the public through various underwriters (the "Underwriters") in June 1994 (the "Public Offering"). All of the production attributable to the Underlying Properties is from the Pottsville coal formation and currently constitutes coal seam gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended, upon the production and sale of such gas.

    The Trustee has all powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement or are required by law and is not empowered to otherwise manage or take part in the management of the Trust. The Royalty Interests are passive in nature and neither the Delaware Trustee nor the Trustee has any control over, or any responsibility relating to, the operation of the Underlying Properties or the Company's interest therein.

    The Trust is subject to termination under certain circumstances described in the Trust Agreement. Upon the termination of the Trust, all Trust assets will be sold and the net proceeds thereof distributed to Unitholders.

    The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist of overriding royalty interests burdening the Company's interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company's Gross Proceeds (as defined below). The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). "Gross Proceeds" consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Conveyance.

    Because of the passive nature of the Trust and the restrictions and limitations on the powers and activities of the Trustee contained in the Trust Agreement, the Trustee does not consider any of the officers and employees of the Trustee to be "officers" or "executive officers" of the Trust as such terms are defined under applicable rules and regulations adopted under the Securities Exchange Act of 1934.

2.  BASIS OF ACCOUNTING

    The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- - -   Royalty income recorded is the amount computed and paid by the Company, as the owner of the interest in the Underlying Properties, to the Trustee. Royalty income consists of 65% of the amounts received by the Company, as the owner of the interests burdened by the Royalty Interests, from the sale of production of coal seam gas from the Underlying Properties, net of the Royalty Interests' share of property, production and related taxes.

- - -   General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

- - -   Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

- - -   Distributions to Unitholders are recorded when declared by the Trustee (see
    Note 4).

    The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production and amortization of the Royalty Interests is not charged against operating results.

    Dominion Resources sold an aggregate of 6,850,000 Units in the Public Offering at a price of $20.00 per unit. Accordingly, the condensed statement of assets, liabilities and trust corpus at June 30, 1994 reflects 6,850,000 Units at the public offering price of $20 per Unit and the remaining 1,000,000 Units at Dominion Resources' historical cost ($11,357,597). If Dominion Resources, in the future, should sell all or a portion of the 1,000,000 retained Units, at that time, the carrying value on the Trust's statement of assets, liabilities and trust corpus would be adjusted from Dominion Resources' historical cost to the subsequent sale price with respect to the Units sold. (See Note 5 for information relating to the sale of a portion of the retained Units.) The recorded balance of royalty interests in gas properties represents the preliminary purchase price allocation and is subject to further adjustment.

3.  FEDERAL INCOME TAXES

    The Trust is a grantor trust for Federal income tax purposes. As a grantor trust, the Trust will not be required to pay Federal or state income taxes. Accordingly, no provision for income taxes has been made in these financial statements.

    Because the Trust will be treated as a grantor trust, and because a Unitholder will be treated as directly owning an interest in the Royalty Interests, each Unitholder will be taxed directly on his per Unit share of income attributable to the Royalty Interests consistent with the Unitholder's method of accounting and without regard to the taxable year or accounting method employed by the Trust.

4.  DISTRIBUTIONS TO UNITHOLDERS

    The Trustee will determine for each calendar quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is an amount equal to the excess, if any, of the cash received by the Trust attributable to production from the Royalty Interests during such quarter, provided that such cash is received by the Trust on or before the last business day prior to the 45th day following the end of such calendar quarter, plus the amount of interest expected by the Trustee to be earned on such cash proceeds during the period between the date of receipt by the Trust of such cash proceeds and the date of payment to the Unitholders of such Quarterly Distribution Amount, plus all other cash receipts of the Trust during such quarter (to the extent not distributed or held for future distribution as a Special Distribution Amount (as defined below) or included in the previous Quarterly Distribution Amount) (which might include sales proceeds not sufficient in amount to qualify for a special distribution as described in the next paragraph and interest), over the liabilities of the Trust paid during such quarter and not taken into account in determining a prior Quarterly Distribution Amount, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. An amount which is not included in the Quarterly Distribution Amount for a calendar quarter because such amount is received by the Trust after the last business day prior to the 45th day following the end of such calendar quarter will be included in the Quarterly Distribution Amount for the next calendar quarter.
The Quarterly Distribution Amount for each quarter will be payable to Unitholders of record on the 60th day following the end of such calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Trustee will distribute the Quarterly Distribution Amount for each calendar quarter on or prior to 70 days after the end of such calendar quarter to each person who was a Unitholder of record on the record date for such calendar quarter.

    The first distribution to Unitholders will be made on or before September 8, 1994 to Unitholders of record on August 29, 1994 and will be based upon amounts received in respect of production attributable to the Royalty Interests during the period from June 1, 1994 (the effective date of the Conveyance) through June 30, 1994. Depletion deductions and Section 29 tax credits will be available to Unitholders only with respect to gas attributable to the Royalty Interests that is produced and sold after June 28, 1994 (the date of the consummation of the Public Offering).

    The Royalty Interests may be sold under certain circumstances and will be sold following termination of the Trust. A special distribution will be made of undistributed net sales proceeds and other amounts received by the Trust aggregating in excess of $10 million (a "Special Distribution Amount"). The record date for a Special Distribution Amount will be the 15th day following the receipt by the Trust of amounts aggregating a Special Distribution Amount (unless such day is not a business day, in which case the record date will be the next business day thereafter) unless such day is within 10 days or less prior to the record date for a Quarterly Distribution Amount, in which case the record date will be the date that is established for the next Quarterly Distribution Amount. Distribution to Unitholders of a Special Distribution Amount will be made no later than 15 days after the Special Distribution Amount record date.

5.  SUBSEQUENT EVENT

    On August 4, 1994, the Underwriters notified Dominion Resources of the exercise of their option to purchase an additional 54,000 Units on the same terms as the Public Offering. The closing of the exercise of the option is scheduled to occur on August 17, 1994.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

    The Trust will make quarterly cash distributions to holders of units of beneficial interest ("Units") in the Trust ("Unitholders"). The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are certain overriding royalty interests (the "Royalty Interests") burdening certain proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the "Underlying Properties"). The Royalty Interests owned by the Trust burden the interest in the Underlying Properties that is owned by Dominion Black Warrior Basin, Inc. (the "Company"), an indirect wholly owned subsidiary of Dominion Resources, Inc. ("Dominion Resources").

    Distributable income of the Trust consists of the excess of royalty income plus interest income over the organizational and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the "Trust Agreement") until its subsequent distribution to Unitholders.

    The amount of distributable income of the Trust for any quarter may differ from the amount of cash available for distribution to Unitholders in such quarter due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized on an accrual basis. Consequently, the reported distributable income (loss) of the Trust for any quarter is determined by deducting from the income received by the Trust the amount of expenses accrued by the Trust during such quarter. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid by the Trust. (See Note 4 to the condensed financial statements of the Trust appearing elsewhere in this Form 10-Q for additional information regarding the determination of the amount of cash available for distribution to Unitholders.)

Period from May 31, 1994 (Date of Inception) Through June 30, 1994
- - ------------------------------------------------------------------

    The Royalty Interests consist of overriding royalty interests burdening the Company's interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company's Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). "Gross Proceeds" consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust, a copy of which is filed as an exhibit to this Form 10-Q.

    The conveyance of the Royalty Interests to the Trust occurred on June 28, 1994, with an effective date of June 1, 1994. Accordingly, the transfer of the Royalty Interests is reflected as an increase in trust corpus during the period. The Royalty Interests are valued at an amount equal to the gross proceeds of the sale of 6,850,000 Units to the public through various underwriters in June 1994, plus 1,000,000 Units retained by Dominion Resources that are valued at Dominion Resources' historical cost. The recorded balance of the Royalty Interests and trust corpus represents the preliminary purchase price allocation and is subject to further adjustment.

    The Trust did not receive any royalty income during the period from May 31, 1994 (date of inception) to June 30, 1994. Administrative expenses during the period amounted to $27,927. These expenses are primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period. These transactions resulted in a distributable loss for the period of $27,927, or $.003557 per Unit. Formation costs, which are charged directly to trust corpus, during the period amounted to $331,656 and consisted primarily of filing, legal and acceptance fees.

    Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee expects to establish in the third quarter of 1994 a cash reserve in the amount of $135,000 for the payment of expenses and liabilities of the Trust. The quarterly distribution to be made in the 1994 third quarter will be reduced by the amount of this reserve in accordance with the provisions of the Trust Agreement. The Trustee anticipates that it will maintain for the foreseeable future a cash reserve to enable it to pay administrative expenses as they become due. The amount of the cash reserve from time to time will fluctuate as expenses are paid and royalty income is received.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits
        --------

           Exhibit
           Number                     Exhibit
           ------                     -------

            3.1 Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank of Texas, N.A. (filed as Exhibit 3.1 to Dominion Resources, Inc.'s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

            3.2         First Amendment of Trust Agreement of Dominion
                        Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank of Texas, N.A.

            10.1 Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust.

            10.2 Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust.


    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.



*  Filed by Dominion Resources on its own behalf and as sponsor of the Trust.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DOMINION RESOURCES BLACK
                                WARRIOR TRUST

                                By:  NATIONSBANK OF TEXAS, N.A.,
                                     Trustee



                                By:     /s/ Ron E. Hooper
                                      ------------------------------
                                      Ron E. Hooper
                                      Vice President


Date:  August 10, 1994

              (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS


                                                             Sequentially
Exhibit                                                        Numbered
Number                        Exhibit                            Page
- - --------                      -------                         ----------
3.1             Trust Agreement of Dominion Resources Black
                Warrior Trust dated as of May 31, 1994 by and
                among Dominion Black Warrior Basin, Inc.,
                Dominion Resources, Inc., Mellon Bank (DE)
                National Association and NationsBank of Texas,
                N.A. (filed as Exhibit 3.1 to Dominion
                Resources, Inc.'s Registration Statement on
                Form S-3 (No. 33-53513), and incorporated
                herein by reference)

3.2             First Amendment of Trust Agreement of
                Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion
                Black Warrior Basin, Inc., Dominion Resources,
                Inc., Mellon Bank (DE) National Association and NationsBank of Texas, N.A.

10.1            Overriding Royalty Conveyance dated as of
                June 28, 1994, from Dominion Black Warrior
                Basin, Inc. to Dominion Resources Black
                Warrior Trust

10.2            Administrative Services Agreement dated as of
                June 1, 1994, by and between Dominion
                Resources, Inc. and Dominion Resources Black
                Warrior Trust