Form 10-Q
period 1994-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1994-11-14
CIK 923680

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1994

                                      or

[ ]            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
              For the transition period from ________ to ________

                       Commission File Number: 001-11335

                    DOMINION RESOURCES BLACK WARRIOR TRUST
            (Exact name of registrant as specified in its charter)


         Delaware                                             75-6461716
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

                                (214) 508-2444
             (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

       Number of units of beneficial interest outstanding at November 1, 1994:
7,850,000

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

     The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee"), of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information present not misleading. The condensed financial statements of the Trust presented herein are unaudited and, therefore, are subject to year-end adjustments. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1994, the distributable income for the three month period ended September 30, 1994, and for the period from May 31, 1994 (date of inception) to September 30, 1994, and the changes in trust corpus for the period from May 31, 1994 (date of inception) to September 30, 1994, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 1994, for the three months then ended and for the period from May 31, 1994 (date of inception) to September 30, 1994, included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


NationsBank of Texas, N.A.,
 as Trustee of Dominion Resources
 Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Dominion Resources Black Warrior Trust as of September 30, 1994, and the related condensed statements of distributable income for the three months ended September 30, 1994, and for the period from May 31, 1994 (date of inception) to September 30, 1994, and changes in trust corpus for the period from May 31, 1994 (date of inception) to September 30, 1994. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 7, 1994

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)

________________________________________________________________________________

                                                              September 30, 1994
                                                              ------------------
ASSETS
- ------

Cash and cash equivalents                                        $      85,818
Royalty interests in
  gas properties (less accumulated amortization
  of $2,560,671 at September 30, 1994)                             146,263,616
                                                                  ------------

TOTAL ASSETS                                                     $ 146,349,434
                                                                  ============

LIABILITIES AND TRUST CORPUS
- ----------------------------

Trust administration expenses payable                            $     118,444


Trust corpus -
  7,850,000 units of
  beneficial interest
  authorized, issued and
  outstanding at September 30, 1994                                146,230,990
                                                                  ------------

TOTAL LIABILITIES
  AND TRUST CORPUS                                               $ 146,349,434
                                                                  ============

The accompanying notes are an integral part of these condensed financial statements.

________________________________________________________________________________

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENT OF DISTRIBUTABLE INCOME (UNAUDITED)

________________________________________________________________________________

                                               For           For the Period From
                                             the Three       May 31, 1994 (Date
                                           Months Ended       of Inception) To
                                        September 30, 1994   September 30, 1994
                                        ------------------   -------------------

Royalty income                            $  1,877,005          $   1,877,005
Interest income                                  3,808                  3,808
                                          ------------          -------------


General and administrative
    expenses                                 (140,709)              (168,626)
                                          ------------          -------------
Distributable income                      $  1,740,104          $   1,712,187
                                          ============          =============

Distributable income
      per unit
      (7,850,000 units)                   $           .22       $            .22
                                          ===============       ================


The accompanying notes are an integral part these condensed financial statements.




________________________________________________________________________________

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)

________________________________________________________________________________


                                                        For The Period From
                                                            May 31, 1994
                                                         (Date of Inception)
                                                        To September 30, 1994
                                                        ---------------------
Trust corpus, beginning of period                           $       1,000
Conveyance of royalty interests
  by Dominion Black Warrior Basin, Inc.                       148,824,287
Amortization of royalty interests                             (2,560,671)
Distributable income                                            1,712,187
Trust formation costs                                           (331,656)
Distributions to unitholders                                  (1,414,157)
                                                            -------------
Trust corpus, end of period                                 $ 146,230,990
                                                             ============



Distributions per unit (7,850,000 units)                    $         .18
                                                             ============


The accompanying notes are an integral part of these condensed financial statements.



________________________________________________________________________________

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

________________________________________________________________________________

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

     The Trust is a grantor trust formed to acquire and hold certain overriding royalty interests (the "Royalty Interests") burdening proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the "Underlying Properties") owned by the Company. The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust. On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Overriding Royalty Conveyance (the "Conveyance") dated effective as of June 1, 1994, from the Company to the Trust, in consideration for all the 7,850,000 authorized units of beneficial interest ("Units") in the Trust. The Company transferred its Units to its parent, Dominion Resources, which sold 6,850,000 of such Units to the public through various underwriters (the "Underwriters") in June 1994 and an additional 54,000 Units through the Underwriters in August 1994 (collectively, the "Public Offering"). All of the production attributable to the Underlying Properties is from the Pottsville coal formation and currently constitutes coal seam gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended (the "Code"), upon the production and sale of such gas.

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

     The Trust is subject to termination under certain circumstances described in the Trust Agreement. Upon the termination of the Trust, all Trust assets will be sold and the net proceeds therefrom distributed to Unitholders.


     The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist of overriding royalty interests burdening the Company's interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company's Gross Proceeds (as defined below). The Royalty Interests are non-operating interests and bear only expenses related to property production and related taxes (including serverance taxes). "Gross Proceeds" consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Conveyance.

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

2.   BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- -    Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the month of production.

- -    General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

- -    Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to Trust corpus when revenues are received.

- -    Distributions to Unitholders are recorded when declared by the Trustee (see
     Note 4.)

     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results.

     Dominion Resources sold an aggregate of 6,904,000 Units in the Public Offering at a price of $20.00 per unit. Accordingly, the condensed statement of assets, liabilities and trust corpus at September 30, 1994 reflects 6,904,000 Units at the Public Offering price of $20 per Unit and the remaining 946,000 Units at Dominion Resources' historical cost ($10,744,288). If Dominion Resources, in the future, should sell all or a portion of the 946,000 retained Units, at that time, the carrying value on the Trust's statement of assets, liabilities and trust corpus would be adjusted from Dominion Resources' historical cost to the subsequent sale price with respect to the Units sold. The recorded balance of royalty interests in gas properties represents the preliminary purchase price allocation and is subject to further adjustment.

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

     Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on the Unitholder's pro rata share of qualifying production, may not be used to reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for any tax year solely because of this limitation is subject to certain carryover provisions. Each Unitholder should consult his tax advisor regarding tax compliance matters.

4.   DISTRIBUTIONS TO UNITHOLDERS

     The Trustee determines for each calendar quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is an amount equal to the excess, if any, of the cash received by the Trust attributable to production from the Royalty Interests during such quarter, provided that such cash is received by the Trust on or before the last business day prior to the 45th day following the end of such calendar quarter, plus the amount of interest expected by the Trustee to be earned on such cash proceeds during the period between the date of receipt by the Trust of such cash proceeds and the date of payment to the Unitholders of such Quarterly Distribution Amount, plus all other cash receipts of the Trust during such quarter (to the extent not distributed or held for future distribution as a Special Distribution Amount (as defined below) or included in the previous Quarterly Distribution Amount) which might include sales proceeds not sufficient in amount to qualify for a special distribution as described in the next paragraph and interest), over the liabilities of the Trust paid during such quarter and not taken into account in determining a prior Quarterly Distribution Amount, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. An amount which is not included in the Quarterly Distribution Amount for a calendar quarter because such amount is received by the Trust after the last business day prior to the 45th day following the end of such calendar quarter will be included in the Quarterly Distribution Amount for the next calendar quarter. The Quarterly Distribution Amount for each quarter will be payable to Unitholders of record on the 60th day following the end of such calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Trustee will distribute the Quarterly Distribution Amount for each calendar quarter on or prior to 70 days after the end of such calendar quarter to each person who was a Unitholder of record on the record date for such calendar quarter.

     The first distribution to Unitholders was made on September 8, 1994, to Unitholders of record on August 29, 1994, and was based upon amounts received in respect of production attributable to the Royalty Interests during the period from June 1, 1994 (the effective date of the Conveyance) through June 30, 1994. Depletion deductions and Section 29 tax credits will be available to Unitholders only with respect to gas attributable to the Royalty Interests that is produced and sold after June 28, 1994 (the date of the consummation of the Public Offering).

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

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations

     The Trust makes quarterly cash distributions to holders of units of beneficial interest ("Units") in the Trust ("Unitholders"). The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are certain overriding royalty interests (the "Royalty Interests") burdening certain proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the "Underlying Properties"). The Royalty Interests owned by the Trust burden the interest in the Underlying Properties that is owned by Dominion Black Warrior Basin, Inc. (the "Company"), an indirect wholly owned subsidiary of Dominion Resources, Inc. ("Dominion Resources").

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

     The amount of distributable income of the Trust for any quarter may differ from the amount of cash available for distribution to Unitholders in such quarter due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized when they are paid or reserves are established for them. Consequently, the reported distributable income (loss) of the Trust for any quarter is determined by deducting from the income received by the Trust the amount of expenses paid by the Trust during such quarter. The amount of cash available for distribution to Unitholders is determined after adjustment for changes in reserves for unpaid liabilities in accordance with the provisions of the Trust Agreement. (See Note 4 to the financial statements of the Trust appearing elsewhere in this Form 10-Q for additional information regarding the determination of the amount of cash available for distribution to Unitholders.)

Quarter Ended September 30, 1994
- --------------------------------

     The Royalty Interests consist of overriding royalty interests burdening the Company's interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company's Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). "Gross Proceeds" consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.

     The Trust received royalty income amounting to $1,877,005 during the third quarter. Administrative expenses during the period amounted to $140,709. These expenses are primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period. These transactions resulted in distributable income for the third quarter of 1994 of $1,740,104, or $.22 per Unit. The Trust made a distribution on September 8, 1994 of $1,414,157, or $.18 per Unit.

     Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee established in the third quarter of 1994 a cash reserve in the amount of $135,000 for the payment of expenses and liabilities of the Trust. The quarterly distribution made in the 1994 third quarter was reduced, among other things, by the amount of this reserve in accordance with the provisions of the Trust Agreement. The Trustee anticipates that it will maintain for the foreseeable future a cash reserve to enable it to pay administrative expenses as they become due. The amount of the cash reserve from time to time will fluctuate as expenses are paid and royalty income is received.

Period From May 31, 1994 (Date of Inception) Through September 30, 1994
- -----------------------------------------------------------------------

     The conveyance of the Royalty Interests to the Trust occurred on June 28, 1994, with an effective date of June 1, 1994. Accordingly, the transfer of the Royalty Interests is reflected as an increase in Trust corpus during the period. The Royalty Interests are valued at an amount equal to the aggregate gross proceeds of the sale of 6,904,000 Units to the public through various underwriters in June and August of 1994, plus 946,000 Units retained by Dominion Resources that are valued at Dominion Resources' net book value. The recorded balance of the Royalty Interests represents the preliminary purchase price allocation and is subject to further adjustment.

     The Trust only received royalty income during the quarter ended September 30, 1994, as discussed above. Administrative expenses during the period from May 31, 1994 (date of inception) through September 30, 1994, amounted to $168,626. These expenses are primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------

          27       Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DOMINION RESOURCES BLACK
                                            WARRIOR TRUST

                                            By:  NATIONSBANK OF TEXAS, N.A.,
                                                 Trustee



                                            By:  /s/ Ron E. Hooper
                                                 ---------------------------
                                                 Ron E. Hooper
                                                 Vice President


Date:  November 11, 1994

              (The Trust has no directors or executive officers.)