Form 10-Q
period 1995-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1995-05-12
CIK 923680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1995

                                       or

[ ]            Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____


                        Commission File Number:  _______

                     DOMINION RESOURCES BLACK WARRIOR TRUST
             (Exact name of registrant as specified in its charter)


           Delaware                                        75-6461716
(State or other jurisdiction                            (I.R.S. Employer
     or incorporation or                               Identification No.)
         organization)



                           NationsBank of Texas, N.A.
                                901 Main Street
                                   12th Floor
                            Dallas, Texas 75283-0308
                    (Address of principal executive offices)
                                   (Zip code)

                                 (214) 508-2400
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

    The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee"), of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the period from May 31, 1994 (date of inception) to December 31, 1994. The December 31, 1994 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1995, the distributable income for the three-month period ended March 31, 1995 and the changes in trust corpus for the period from January 1, 1995 to March 31, 1995, have been included. The distributable income for such interim period is not necessarily indicative of the distributable income for the full year.

    The condensed financial statements as of March 31, 1995 and for the three months ended March 31, 1995, included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A.,
 as Trustee of Dominion Resources
 Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Dominion Resources Black Warrior Trust as of March 31, 1995, and the related condensed statements of distributable income and changes in trust corpus for the three months ended March 31, 1995. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 1994, and the related statements of distributable income and changes in trust corpus for the period from May 31, 1994 (date of inception) to December 31, 1994 (not presented herein); and in our report dated March 10, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets, liabilities and trust corpus as of December 31, 1994 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 11, 1995

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENT OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)

- --------------------------------------------------------------------------------



                                         March 31, 1995  December 31, 1994
                                         --------------  -----------------
                                           (Unaudited)
ASSETS
- ------

Cash and cash equivalents                  $     11,272       $      1,651
Royalty interests in
  gas properties (less accumulated
  amortization of $16,401,710
  at March 31, 1995 and $9,184,572 at
  December 31, 1994)                        132,422,577        139,639,715
                                           ------------       ------------

TOTAL ASSETS                               $132,433,849       $139,641,366
                                           ============       ============


LIABILITIES AND TRUST CORPUS
- ----------------------------

Trust administration expenses payable      $     94,828       $    169,693

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                        132,339,021        139,471,673
                                           ------------       ------------

TOTAL LIABILITIES
         AND TRUST CORPUS                  $132,433,849       $139,641,366
                                           ============       ============

The accompanying notes are an integral part of these condensed financial statements.

- --------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENT OF DISTRIBUTABLE INCOME (UNAUDITED)

- --------------------------------------------------------------------------------

                                             For
                                          the Three
                                        Months Ended
                                       March 31, 1995
                                       --------------
Royalty income                            $5,608,705
Interest income                               14,682
                                          ----------


General and administrative
    expenses                                (105,780)
                                          ----------
Distributable income                      $5,517,607
                                          ==========

Distributable income
    per unit
    (7,850,000 units)                     $      .70
                                          ==========


The accompanying notes are an integral part of these condensed financial statements.

- --------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENT OF CHANGES IN TRUST CORPUS (UNAUDITED)

- --------------------------------------------------------------------------------



                                          For The Three
                                          Months Ended
                                         March 31, 1995
                                         ---------------

Trust corpus, beginning of period          $139,471,673
Amortization of royalty interests            (7,217,138)
Distributable income                          5,517,607
Distributions to unitholders                 (5,433,121)
                                           ------------
Trust corpus, end of period                $132,339,021
                                           ============

Distributions per unit (7,850,000 units)   $        .69
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

    Dominion Resources sold an aggregate of 6,904,000 Units in the Public Offering at a price of $20.00 per unit. Accordingly, the condensed statement of assets, liabilities and trust corpus at March 31, 1995 reflects 6,904,000 Units at the Public Offering price of $20 per Unit and the remaining 946,000 Units at Dominion Resources' historical cost ($10,744,287). If Dominion

Resources, in the future, should sell all or a portion of the 946,000 retained Units, at that time, the carrying value on the Trust's statement of assets, liabilities and trust corpus would be adjusted from Dominion Resources' historical cost to the subsequent sale price with respect to the Units sold (see
Note 5).

    The net amount of royalty interests in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves at year end using current product prices plus the estimated future Section 29 credits for federal income tax purposes. If the net cost of royalty interests in gas properties exceeds this amount, an impairment provision will be recorded and charged to the trust corpus.

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

    Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on the Unit holder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Each Unit holder should consult his tax advisor regarding Trust tax compliance matters.

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

5.  DOMINION RESOURCES, INC. RETAINED UNITS

    On May 10, 1995 Dominion Resources filed Post-Effective Amendment No. 1 to the Form S-3 Registration Statement relating to the Units in order to sell all or a portion of the 946,000 Retained Units discussed in Note 2. This sale of these Units by Dominion Resources will cause an adjustment to the carrying value on the Trust's statement of assets, liabilities and trust corpus from Dominion Resources' historical cost to the sale price with respect to the Units sold.

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

    The amount of distributable income of the Trust for any quarter may differ from the amount of cash available for distribution to Unitholders in such quarter due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized when they are paid or reserves are established for them. Consequently, the reported distributable income of the Trust for any quarter is determined by deducting from the income received by the Trust the amount of expenses paid by the Trust during such quarter. The amount of cash available for distribution to Unitholders is determined as adjusted for changes in reserves for unpaid liabilities in accordance with the provisions of the Trust Agreement. (See Note 4 to the financial statements of the Trust appearing elsewhere in this Form 10-Q for additional information regarding the determination of the amount of cash available for distribution to Unitholders.)

Quarter Ended March 31, 1995
- ----------------------------

    The Trust was initially created by the filing of a Certificate of Trust with the Secretary of State of Delaware on May 31, 1994. Accordingly, there are no financial results of the Trust for the quarter ended March 31, 1994.

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

    The Trust received royalty income amounting to $5,608,705 during the first quarter. This revenue was derived from the receipt of cash on production of 3,261 Mmcf at an average price received of $1.81 per mcf after deducting production taxes of $294,563. Administrative expenses during the period amounted to $105,780. These expenses are primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period. These transactions resulted in distributable income for the first quarter of 1995 of $5,517,607, or $.70 per Unit. The Trust made a distribution on March 10, 1995 of $5,433,121, or $.69 per Unit.

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

                                DOMINION RESOURCES BLACK WARRIOR TRUST

                                By:  NATIONSBANK OF TEXAS, N.A., Trustee



                                By:  /s/ Ron E. Hooper
                                     ------------------
                                     Ron E. Hooper
                                     Vice President


Date:  May 11, 1995

              (The Trust has no directors or executive officers.)