Form 10-Q
period 1995-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1995-08-14
CIK 923680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1995

                                      or

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

    Number of units of beneficial interest outstanding at August 11, 1995:
7,850,000

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.

    The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee"), of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the period from May 31, 1994 (date of inception) to December 31, 1994. The December 31, 1994 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1995, the distributable income for the three-month and six-month periods ended June 30, 1995 and the period from May 31, 1994 (date of inception) to June 30, 1994 and the changes in trust corpus for the six months ended June 30, 1995 and the period from May 31, 1994 (date of inception) to June 30, 1994, have been included. The distributable income amounts for such interim periods are not necessarily indicative of the distributable income for the full year.

    The condensed financial statements as of June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and the period from May 31, 1994 (date of inception) to June 30, 1994, included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A.,
 as Trustee of Dominion Resources
 Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Dominion Resources Black Warrior Trust as of June 30, 1995, and the related condensed statements of distributable income (loss) for the three-month and six-month periods ended June 30, 1995, and for the period from May 31, 1994 (date of inception) to June 30, 1994, and changes in trust corpus for the six-month period ended June 30, 1995 and for the period from May 31, 1994 (date of inception) to June 30, 1994. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 1994, and the related statements of distributable income (loss) and changes in trust corpus for the period from May 31, 1994 (date of inception) to December 31, 1994 (not presented herein); and in our report dated March 10, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets, liabilities and trust corpus as of December 31, 1994 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
August 10, 1995

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS (Unaudited)

--------------------------------------------------------------------------------

                                         June 30, 1995   December 31, 1994
                                         --------------  -----------------
ASSETS
------

Cash and cash equivalents                $        721       $      1,651
Royalty interests in
  gas properties (less accumulated
  amortization of $23,630,713
  at June 30, 1995 and $9,184,572 at
  December 31, 1994)                      132,186,787        139,639,715
                                         ------------       ------------

TOTAL ASSETS                             $132,187,508       $139,641,366
                                         ============       ============


LIABILITIES AND TRUST CORPUS
----------------------------

Trust administration expenses payable    $    86,794        $   169,693

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                      132,100,714        139,471,673
                                         ------------       ------------

TOTAL LIABILITIES
         AND TRUST CORPUS                $132,187,508       $139,641,366
                                         ============       ============

The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (LOSS) (UNAUDITED)

--------------------------------------------------------------------------------


                                                           For
                                    For              the Period From
                                 the Three            May 31, 1994
                                Months Ended       (Date of Inception)
                               June 30, 1995        To June 30, 1994
                               --------------      -------------------

Royalty income                    $5,336,187            $     -0-
Interest income                       14,982                  -0-
                                  ----------            ---------
                                   5,351,169                  -0-

General and administrative
    expenses                        (333,148)             (27,927)
                                  ----------            ---------
Distributable income (loss)       $5,018,021            $ (27,927)
                                  ==========            =========

Distributable income (loss)
    per unit
    (7,850,000 units)             $  .639238            $(.003557)
                                  ==========            =========




The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------


                                                       For
                                    For          the Period From
                                  the Six         May 31, 1994
                                Months Ended   (Date of Inception)
                               June 30, 1995    To June 30, 1994
                               --------------  -------------------

Royalty income                   $10,944,892        $     -0-
Interest income                       29,664              -0-
                                 -----------        ---------
                                  10,974,556              -0-

General and administrative
    expenses                        (438,928)        (27,927)
                                 -----------       ---------
Distributable income (loss)      $10,535,628       $ (27,927)
                                 ===========       =========

Distributable income (loss)
    per unit
    (7,850,000 units)            $  1.342118       $(.003557)
                                 ===========       =========




The accompanying notes are an integral part of these condensed financial statements.


--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------



                                                                For
                                                          the Period From
                                        For The Three      May 31, 1994
                                         Months Ended   (Date of Inception)
                                        June 30, 1995    to June 30, 1994
                                        --------------  -------------------

Trust corpus, beginning of period        $139,471,673       $      1,000
Conveyance of royalty interests by
  Dominion Black Warrior Basin, Inc.               --        148,357,597
Sale of 946,000 units
  by Dominion Resources, Inc.               6,993,209                 --
Amortization of royalty interests         (14,446,141)                --
Distributable income (loss)                10,535,628            (27,927)
Distributions to unitholders              (10,453,655)          (331,656)
                                         ------------       ------------
Trust corpus, end of period              $132,100,714       $147,990,014
                                         ============       ============

Distributions per unit (7,850,000 units) $       1.33       $        -0-
                                         ============       ============

The accompanying notes are an integral part of these condensed financial statements.


--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

    The Trust is a grantor trust formed to acquire and hold certain overriding royalty interests (the "Royalty Interests") burdening proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the "Underlying Properties") owned by the Company. The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust.
On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Overriding Royalty Conveyance (the "Conveyance") dated effective as of June 1, 1994, from the Company to the Trust, in consideration for all the 7,850,000 authorized units of beneficial interest ("Units") in the Trust. The Company transferred its Units to its parent, Dominion Energy, Inc., a Virginia corporation, which in turn transferred such Units to its parent, Dominion Resources, which sold 6,850,000 of such Units to the public through various underwriters (the "Underwriters") in June 1994 and an additional 54,000 Units through the Underwriters in August 1994 (collectively, the "Public Offering"). The remaining 946,000 Units held by Dominion Resources were sold to the public through certain of the Underwriters in June 1995 pursuant to Post-Effective Amendment No. 1 to the Form S-3 Registration Statement relating to the Units (the "Post-Effective Amendment"). All of the production attributable to the Underlying Properties is from the Pottsville coal formation and currently constitutes coal seam gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended, upon the production and sale of such gas.

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

    Dominion Resources sold an aggregate of 6,904,000 Units in the Public Offering at a price of $20.00 per unit during 1994 and sold the remaining 946,000 Units to the public through the Underwriters pursuant to the Post-Effective Amendment during June 1995 at a price of $18.75 per Unit.
Accordingly, the Trust's royalty interests in gas properties and trust corpus at June 30, 1995 reflects the sale of 6,904,000 Units at the price of $20.00 per Unit and the remaining 946,000 Units at the price of $18.75.

    The net amount of royalty interests in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves at year end using current unescalated product prices plus the estimated future Section 29 credits for federal income tax purposes. If the net cost of royalty interests in gas properties exceeds this amount, an impairment provision will be recorded and charged to the trust corpus.

3.  FEDERAL INCOME TAXES

    The Trust is a grantor trust for Federal income tax purposes. As a grantor trust, the Trust is not required to pay Federal or state income taxes. Accordingly, no provision for income taxes has been made in these financial statements.

    Because the Trust is treated as a grantor trust, and because a Unitholder is treated as directly owning an interest in the Royalty Interests, each Unitholder will be taxed directly on his per Unit share of income attributable to the Royalty Interests consistent with the Unitholder's method of accounting and without regard to the taxable year or accounting method employed by the Trust.

    Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.

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

Quarter Ended June 30, 1995
---------------------------

    The Trust was initially created by the filing of a Certificate of Trust with the Secretary of State of Delaware on May 31, 1994. The Royalty Interests were conveyed by the Company to the Trust effective as of June 1, 1994 pursuant to the Conveyance (as defined in Note 1). Accordingly, the Trust did not receive the first payment attributable to the Royalty Interests until the third quarter of 1994.

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

    The Trust received royalty income amounting to $5,336,187 during the second quarter of 1995. This revenue was derived from the receipt of cash on production of 3.110 Mmcf at an average price received of $1.81 per mcf after deducting production taxes of $293,668. Royalty income for the six month period ended June 30, 1995 was $10,994,892. Production volumes were slightly less than the preceding quarter. Administrative expenses during the period amounted to $333,148. These expenses are primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period. The expenses for the six month period ended June 30, were $438,928. These expenses represent payment of the initial year annual reporting to Unitholders and the regulatory agencies. These transactions resulted in distributable income for the second quarter of 1995 of $5,018,021 or $.64 per Unit. The Trust made a distribution on June 9, 1995 of $5,020,535, or $.639559 per Unit.

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


Date:  August 11, 1995

              (The Trust has no directors or executive officers.)