Form 10-Q
period 1995-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1995-11-14
CIK 923680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1995

                                       or

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
  (State or other jurisdiction                          (I.R.S. Employer
or incorporation or organization)                      Identification No.)



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

    Number of units of beneficial interest outstanding at November 13, 1995:
7,850,000

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.

     The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the period from May 31, 1994 (date of inception) to December 31, 1994. The December 31, 1994 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1995, the distributable income for the three-month periods ended September 30, 1995 and 1994, the nine-month period ended September 30, 1995 and the period from May 31, 1994 (date of inception) to September 30, 1994 and the changes in trust corpus for the nine months ended September 30, 1995 and the period from May 31, 1994 (date of inception) to September 30, 1994, have been included. The distributable income amounts for such interim periods are not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 1995 and for the three-month periods ended September 30, 1995 and 1994, the nine-month period ended September 30, 1995 and the period from May 31, 1994 (date of inception) to September 30, 1994, included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A.,
 as Trustee of Dominion Resources
 Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Dominion Resources Black Warrior Trust as of September 30, 1995, and the related condensed statements of distributable income for the three-month periods ended September 30, 1995 and 1994, the nine-month period ended September 30, 1995, and for the period from May 31, 1994 (date of inception) to September 30, 1994, and changes in trust corpus for the nine-month period ended September 30, 1995, and for the period from May 31, 1994 (date of inception) to September 30, 1994. These condensed financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 1994, and the related statements of distributable income and changes in trust corpus for the period from May 31, 1994 (date of inception) to December 31, 1994 (not presented herein); and in our report dated March 10, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1994 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
November 10, 1995

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

--------------------------------------------------------------------------------

                                         September 30, 1995   December 31, 1994
                                         -------------------  -----------------
                                               (Unaudited)
ASSETS
------

Cash and cash equivalents                   $     33,184         $      1,651
Royalty interests in
  gas properties (less accumulated
  amortization of $30,891,152
  at September 30, 1995 and $9,184,572
  at December 31, 1994)                      124,926,348          139,639,715
                                            ------------         ------------

TOTAL ASSETS                                $124,959,532         $139,641,366
                                            ============         ============


LIABILITIES AND TRUST CORPUS
----------------------------

Trust administration expenses payable       $    111,331        $    169,693

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                         124,848,201         139,471,673
                                            ------------        ------------

TOTAL LIABILITIES
         AND TRUST CORPUS                   $124,959,532        $139,641,366
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

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


--------------------------------------------------------------------------------

                                          For                 For
                                       the Three           the Three
                                     Months Ended         Months Ended
                                  September 30, 1995   September 30,1994
                                  -------------------  ------------------

Royalty income                        $5,364,186           $1,877,005
Interest income                           13,754                3,808
                                      ----------           ----------
                                       5,377,940            1,880,813

General and administrative
    expenses                            (153,255)            (140,709)
                                      ----------           ----------
Distributable income                  $5,224,685           $1,740,104
                                      ==========           ==========

Distributable income
    per unit (7,850,000 units)        $      .67           $      .22
                                      ==========           ==========

The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                                                For
                                          For             the Period From
                                       the Nine             May 31, 1994
                                     Months Ended       (Date of Inception)
                                  September 30, 1995   To September 30, 1994
                                  -------------------  ----------------------

Royalty income                        $16,309,078            $1,877,005
Interest income                            43,418                 3,808
                                      -----------            ----------
                                       16,352,496             1,880,813

General and administrative
    expenses                             (592,183)             (168,626)
                                      -----------            ----------
Distributable income                  $15,760,313            $1,712,187
                                      ===========            ==========

Distributable income
    per unit (7,850,000 units)        $      2.01            $      .22
                                      ===========            ==========

The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------


                                                                    For
                                                              the Period From
                                         For The Nine           May 31, 1994
                                         Months Ended       (Date of Inception)
                                      September 30, 1995   To September 30, 1994
                                      -------------------  ---------------------

Trust corpus, beginning of period          $139,471,674         $      1,000
Conveyance of royalty interests by
  Dominion Black Warrior Basin, Inc.                 --          148,824,287
Sale of 946,000 units
  by Dominion Resources, Inc.                 6,993,213                   --
Amortization of royalty interests           (21,706,580)          (2,560,671)
Distributable income                         15,760,313            1,712,187
Trust formation costs                                --             (331,656)
Distributions to unitholders                (15,670,419)          (1,414,157)
                                           ------------         ------------
Trust corpus, end of period                $124,848,201         $146,230,990
                                           ============         ============

Distributions per unit (7,850,000 units)          $2.00         $        .18
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

2.  BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the month of production or receipt, respectively.

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

     Dominion Resources sold an aggregate of 6,904,000 Units in the Public Offering at a price of $20.00 per unit during 1994 and sold the remaining 946,000 Units to the public through the Underwriters pursuant to the Post-Effective Amendment during June 1995 at a price of $18.75 per Unit.
Accordingly, the Trust's royalty interests in gas properties and trust corpus at September 30, 1995 reflects the sale of 6,904,000 Units at the price of $20.00 per Unit and 946,000 Units at the price of $18.75 per Unit.

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

Quarter Ended September 30, 1995 Compared to Quarter Ended September 30, 1994
-----------------------------------------------------------------------------

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the preceding quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 1995 was based on production volumes and natural gas prices for the period from April 1, 1995 through June 30, 1995, and the royalty income included in distributable income for the quarter ended September 30, 1994 was based on production volumes and natural gas prices for the period from May 31, 1994 through June 30, 1994.

     The Trust received royalty income amounting to $5,364,186 during the third quarter of 1995 compared to $1,877,005 during the third quarter of 1994. This increase was due primarily to the receipt of sales proceeds for a full three-month period of gas production during the third quarter of 1995 compared to the receipt of sales proceeds for approximately one month of gas production (from inception of the Trust on May 31, 1994 through June 30, 1994) during the third quarter of 1994. This revenue was derived from the receipt of cash on production of 3,127 Mmcf at an average price received of $1.81 per mcf after deducting production taxes of $296,593 compared to 1,089 Mmcf with an average price of $1.83 per mcf after deducting production taxes of $113,049 in the third quarter of 1994.

     Administrative expenses during the period amounted to $153,255 compared to $140,709 in the comparable period in 1994. For both periods, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period. These transactions resulted in distributable income for the third quarter of 1995 of $5,224,685 or $.67 per Unit compared to distributable income for the third quarter of 1994 of $1,740,104 or $.22 per Unit. The Trust made a distribution on August 29, 1995 of $.66 per Unit compared to a distribution of $.18 per Unit made during the third quarter of 1994.

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

Nine Months Ended September 30, 1995 Compared to Period From May 31, 1994 (Date
-------------------------------------------------------------------------------
of Inception) to September 30, 1994
-----------------------------------

     The nine months ended September 30, 1994, represents a 62-day period from the inception of operations (May 31, 1994). As a result, a comparison of the results of operations for the nine months ended September 30, 1995 to the results of operations for the period from inception to September 30, 1994 would not be meaningful.

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

                                        DOMINION RESOURCES BLACK
                                        WARRIOR TRUST

                                        By:  NATIONSBANK OF TEXAS, N.A.,
                                             Trustee



                                        By:  /s/ Ron E. Hooper
                                            ----------------------------------
                                            Ron E. Hooper
                                            Vice President


Date:  November 13, 1995

              (The Trust has no directors or executive officers.)