Form 10-K
period 1995-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1996-04-01
CIK 923680

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

                                      OR

   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                       COMMISSION FILE NUMBER: 001-11335

                    DOMINION RESOURCES BLACK WARRIOR TRUST
            (Exact name of registrant as specified in its charter)

               DELAWARE                              75-6461716
    (State or other jurisdiction of               (I.R.S. employer
    incorporation or organization)             identification number)

      NATIONSBANK OF TEXAS, N.A.                       75202
          NATIONSBANK CENTER                         (Zip Code)
            901 MAIN STREET
              12TH FLOOR
             DALLAS, TEXAS
    (Address of principal executive
               offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                (214) 508-2400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS      ON WHICH REGISTERED
             -------------------     ---------------------
Units of Beneficial Interest     New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  At March 15, 1995, there were 7,850,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $144,244,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

  (1) 1995 Annual Report to Unitholders--Part II.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I....................................................................   1
  Item 1. Business........................................................   1
    GLOSSARY..............................................................   1
    DESCRIPTION OF THE TRUST..............................................   3
      Creation and Organization of the Trust..............................   3
      Assets of the Trust.................................................   4
      Duties and Limited Powers of the Trustee and the Delaware Trustee...   4
      Resignation of Trustees.............................................   5
      Transfer of Royalty Interests.......................................   5
      Liabilities of the Trust............................................   5
      Liabilities of the Trustee and the Delaware Trustee.................   5
      Termination and Liquidation of the Trust............................   6
      Arbitration and Actions by Unitholders..............................   7
    DESCRIPTION OF UNITS..................................................   8
      Distributions and Income Computations...............................   8
      Conditional Right of Repurchase.....................................   9
      Possible Divestiture of Units.......................................  10
      Periodic Reports....................................................  11
      Voting Rights of Unitholders........................................  11
      Liability of Unitholders............................................  12
      Transfer Agent......................................................  12
    FEDERAL INCOME TAX CONSIDERATIONS.....................................  13
      Summary of Certain Federal Income Tax Consequences..................  13
    ERISA CONSIDERATIONS..................................................  18
    STATE TAX CONSIDERATIONS..............................................  18
      Alabama Income Tax..................................................  18
      Alabama Franchise Tax...............................................  19
      Alabama Severance Taxes.............................................  19
      Other Alabama Taxes.................................................  19
    REGULATION AND PRICES.................................................  19
      Regulation of Natural Gas...........................................  19
      Environmental Regulation............................................  20
      Competition, Markets and Prices.....................................  21
  Item 2. Properties......................................................  21
    THE ROYALTY INTERESTS.................................................  21
      The Underlying Properties...........................................  22
      The Royalty Interests...............................................  23
      Reserve Estimate....................................................  25
      Natural Gas Sales Prices and Production.............................  26
      Gas Purchase Agreement..............................................  27
      Operation of Properties.............................................  27
      Pratt Recompletion Payments.........................................  28
      Sale and Abandonment of Underlying Properties.......................  29
      Dominion Resources' Assurances......................................  29
      Title to Properties.................................................  30
  Item 3. Legal Proceedings...............................................  30
  Item 4. Submission of Matters to a Vote of Security Holders.............  30
PART II...................................................................  30
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  30
  Item 6. Selected Financial Data.........................................  30

                                                                           PAGE
                                                                           ----
  Item 7. Trustee's Discussion and Analysis of Financial Condition and Re-
   sults of Operations....................................................  30
  Item 8. Financial Statements and Supplementary Data.....................  30
  Item 9. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................  30
PART III..................................................................  31
  Item 10. Directors and Executive Officers of the Registrant.............  31
  Item 11. Executive Compensation.........................................  31
  Item 12. Security Ownership of Certain Beneficial Owners and Management.  31
  Item 13. Certain Relationships and Related Transactions.................  32
    Administrative Services Agreement.....................................  32
    Dominion Resources' Conditional Right of Repurchase...................  32
    Potential Conflicts of Interest.......................................  32
PART IV...................................................................  33
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
   K......................................................................  33
    Financial Statements..................................................  33
    Financial Statement Schedules.........................................  33
    Exhibits..............................................................  33
    Reports on Form 8-K...................................................  34

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

  "Contract Price" means the price at which, pursuant to the Gas Purchase Agreement, Sonat Marketing is obligated to purchase the Subject Gas at the central delivery points in the gathering system for the Underlying Properties. Prior to April 1, 1996, the Gas Purchase Agreement specified that the Contract Price for each month equaled (i) from June 1, 1994 through December 31, 1998
(a) for quantities of natural gas equal to or less than the Monthly Base Quantity, the sum of the Index Price and the Premium, which price would not have been below the Minimum Price or above the Maximum Price, and (b) for quantities of natural gas in excess of the Monthly Base Quantity, the Index Price and (ii) after December 31, 1998, a price to be negotiated by the Company and Sonat Marketing, which price would not have been less than the Index Price. Effective April 1, 1996, the Contract Price for each month shall equal (i) for quantities of natural gas in excess of the Monthly Base Quantity, the sum of the Index Price and $.02 per MMBtu and (ii) for quantities of natural gas equal to or less than the Monthly Base Quantity, (a) from April 1, 1996 through December 31, 1998, the sum of the Index Price and the Premium, which price shall not be below the Minimum Price or above the Maximum Price, (b) from January 1, 1999 through December 31, 2001, the sum of the Index Price and the Premium, which price shall not be limited by either the Minimum Price or the Maximum Price, and (c) after December 31, 2001, a price to be negotiated by the Company and Sonat Marketing, which price shall not be less than the Index Price.

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

  "Gas Purchase Agreement" means the Gas Purchase Agreement dated as of May 3, 1994, between the Company and Sonat Marketing, as amended by instrument effective as of April 1, 1996.

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

  "Premium" means the premium per MMbtu on a wet basis pursuant to the Gas Purchase Agreement from June 1, 1994 through December 31, 2001 as follows:

     INDEX PRICE                                                       PREMIUM
      ($/MMBTU)                                                       ($/MMBTU)
     -----------                                                      ---------
      Below $2.00..................................................    $0.050
      $2.01-2.25.....................................................  $0.060
      $2.26-2.50.....................................................  $0.065
      Above $2.50....................................................  $0.070

  "Prospectus" means the prospectus dated June 21, 1994, as supplemented by the final prospectus supplement dated June 1, 1995, relating to the offer and sale of the Units, and forming a part of Dominion Resources' Registration Statement on Form S-3 (No. 33-53513).

  "Reserve Estimate" means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 1996, prepared by Ryder Scott.

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

                           DESCRIPTION OF THE TRUST

  Dominion Resources Black Warrior Trust is a Delaware business trust formed under the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Section 3801 et seq. (the "Delaware Code"). The following information is subject to the detailed provisions of the Trust Agreement and the Conveyance, copies of which are filed as exhibits to this Form 10-K. The provisions governing the Trust are complex and extensive and no attempt has been made below to describe or reference all of such provisions. The following is a general description of the basic framework of the Trust and the material provisions of the Trust Agreement.

CREATION AND ORGANIZATION OF THE TRUST

  The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust. On June 28, 1994, the Royalty Interests were conveyed to the Trust by the

Company pursuant to the Conveyance, in consideration for the issuance to the Company of all 7,850,000 of the authorized Units in the Trust. The Company transferred all the Units to its parent, Dominion Energy, Inc., which in turn transferred all the Units to its parent, Dominion Resources. Dominion Resources sold an aggregate of 6,904,000 Units to the public through various underwriters (the "Underwriters") in June and August 1994 in the initial public offering of the Units (the "Initial Public Offering") and sold the remaining 946,000 Units to the public through certain of the Underwriters in June 1995 pursuant to Post-Effective Amendment No. 1 to the Form S-3 Registration Statement relating to the Units (the "Secondary Public Offering and, collectively with the Initial Public Offering, the "Public Offerings").

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

  The Company has advised the Trustee that all the production attributable to the Underlying Properties is from the Pottsville coal formation and currently constitutes coal seam gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to Section 29 of the Code, upon the production and sale of such gas. See "--Federal Income Taxation."

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

  The Royalty Interests are passive in nature and neither the Trustee nor the Delaware Trustee have any control over or any responsibility relating to the operation of the Underlying Properties. The Company does not have any contractual commitment to the Trust to develop further the Underlying Properties, except for recompletions to the Pratt coal seam, or to maintain its ownership interest in any of the Underlying Properties. See "Properties-- The Royalty Interests--Pratt Recompletion Payments." The Company may sell the Company Interests subject to and burdened by the Royalty Interests and, absent certain conditions having been met, with the continuing benefit of Dominion Resources' assurances and the Gas Purchase Agreement. For a description of the Underlying Properties, the Royalty Interests and other information relating to such properties, see "Properties--The Royalty Interests."

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

LIABILITIES OF THE TRUST

  Because of the passive nature of the Trust assets and the restrictions on the activities of the Trustee, the only liabilities the Trust have incurred are those for routine administrative expenses, such as trusteeship fees and accounting, engineering, legal and other professional fees and the administrative services fee paid to Dominion Resources. If a court were to hold that the Trust is taxable as a corporation, then the Trust would incur substantial federal income tax liabilities. See also "--State Tax Considerations--Alabama Franchise Tax."

LIABILITIES OF THE TRUSTEE AND THE DELAWARE TRUSTEE

  Each of the Trustee and the Delaware Trustee may act in its discretion and is personally or individually liable only for fraud or acts or omissions in bad faith or which constitute gross negligence (and for taxes, fees and other charges on, based on or measured by any fees, commissions or compensation received pursuant to the Trust Agreement) and will not be otherwise liable for any act or omission of any agent or employee unless such trustee has acted in bad faith or with gross negligence in the selection and retention of such agent or employee. Each of the Trustee and the Delaware Trustee (and their respective agents) is indemnified by Dominion Resources and from the Trust assets for certain environmental liabilities, and for any other liability, expense, claim, damage or other loss incurred in performing its duties, unless resulting from gross negligence, fraud or bad faith (each of the Trustee and the Delaware Trustee is indemnified from the Trust assets against its own negligence which does not constitute gross negligence), and will have a first lien upon the assets of the Trust as security for such indemnification and for reimbursements and compensation to which it is entitled; provided that the Trustee and the Delaware Trustee are generally required to first be indemnified from Trust assets before seeking indemnification from Dominion Resources. Dominion Resources also has agreed to indemnify the Trustee and the Delaware Trustee against certain securities laws' liabilities. Neither the Trustee nor the Delaware Trustee is entitled to indemnification from Unitholders (except in connection with lost or destroyed Unit certificates). Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act"), is permitted to the Trustee pursuant to the foregoing provisions, the Trustee has been informed that in the opinion of the Securities and Exchange Commission (the "Commission") such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

  The Trust Agreement requires under certain circumstances that the Trustee and the Trust pursue any claims against Dominion Resources and the Company with respect to any breach by Dominion Resources and the Company of the terms of the Conveyance or the Trust Agreement (and requires that any such claims be brought in arbitration), without the joinder of any Unitholder. The Trust Agreement does not provide for any procedure allowing Unitholders to bring an action on their own behalf to enforce the rights of the Trust under the Conveyance and, except in the case of the failure of the Trustee to enforce certain performance obligations of Dominion Resources to the Trust, does not provide for any procedure allowing Unitholders to direct the Trustee to bring an action on behalf of the Trust to enforce the Trust's rights under the Conveyance. Each Unitholder has a statutory right, however, under Section 3816 of the Delaware Code to bring a derivative action in the Delaware Court of Chancery on behalf of the Trust to enforce the rights of the Trust if the Trustee has refused to bring the action or if an effort to cause the Trustee to bring the action is not likely to succeed. The procedures for the arbitration of disputes enumerated in the Trust Agreement neither bar nor restrict the statutory right of any Unitholder under Section 3816 of the Delaware Code to bring a derivative action.

  Pursuant to Section 3816 of the Delaware Code, a plaintiff in a derivative action must be a beneficial owner at the time such action is brought and (i) at the time of the transaction subject to such complaint or

(ii) the Unitholder's status as a beneficial owner must have devolved upon it by operation of law or pursuant to the terms of the governing instrument of the Trust from a person or entity who was a beneficial owner at the time of the transaction giving rise to the complaint. If a derivative action is successful, in whole or in part, or if anything is received by the Trust as a result of a judgment, compromise or settlement of any such action, the Delaware Chancery Court may award the plaintiff reasonable expenses, including reasonable attorney's fees. If any award is so received by the plaintiff, the Delaware Chancery Court will make such award of the plaintiff's expenses payable out of those proceeds and direct the plaintiff to remit to the Trust the remainder thereof. If the proceeds are insufficient to reimburse the plaintiff's reasonable expenses in bringing the derivative action, the Delaware Chancery Court may direct that any such award of the plaintiff's expenses or a portion thereof be paid by the Trust. The rights of the Unitholders to bring a derivative action on behalf of the Trust provided pursuant to the Trust Agreement and Section 3816 of the Delaware Code are substantially similar to the derivative rights afforded stockholders under
Section 327 of Chapter 8 of the Delaware General Corporation Law and applicable Delaware case law.

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

                             DESCRIPTION OF UNITS

  Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 15, 1996, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.

DISTRIBUTIONS AND INCOME COMPUTATIONS

  The Trustee determines for each calendar quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust attributable to production from the Royalty Interests during such calendar quarter, provided that such cash is received by the Trust on or before the last business day prior to the 45th day following the end of such calendar quarter, plus the amount of interest expected by the Trustee to be earned on such cash proceeds during the period between the date of receipt by the Trust of such cash proceeds and the date of payment to the Unitholders of such Quarterly Distribution Amount, plus all other cash receipts of the Trust during such calendar quarter (to the extent not distributed or held for future distribution as a Special Distribution Amount or included in the previous Quarterly Distribution Amount) (which might include sales proceeds not sufficient in amount to qualify for a special distribution, as described in the next paragraph, and interest), over the liabilities of the Trust paid during such calendar quarter and not taken into account in determining a prior Quarterly Distribution Amount, subject to adjustments for changes made by the Trustee during such calendar quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. An amount which is not included in the Quarterly Distribution Amount for a calendar quarter because such amount is received by the Trust after the last business day prior to the 45th day following the end of such calendar quarter shall be included in the Quarterly Distribution Amount for the next calendar quarter. The Quarterly Distribution Amount for each calendar quarter will be payable to Unitholders of record on the 60th day following the end of such calendar quarter unless such day is not a business day in which case the record date will be the next business day thereafter. The Trustee will distribute the Quarterly Distribution Amount for each calendar quarter on or prior to 70 days after the end of such calendar quarter to each person who was a Unitholder of record on the record date for such calendar quarter.

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

  Gross income attributable to cash being distributed in most cases will be reported by the Unitholder who receives such distributions assuming that such Unitholder is the owner of record on the applicable record date. In certain circumstances, however, a Unitholder will not receive the cash giving rise to such income. For example, the Trustee maintains a cash reserve, and is authorized to borrow money under certain conditions, in order to pay or provide for the payment of Trust liabilities. Income associated with the cash used to increase that reserve or to repay that loan must be reported by the Unitholder, even though that cash is not distributed to him. Likewise, if a portion of a cash distribution is attributable to a reduction in the cash reserve maintained by the Trustee, such cash is treated as a reduction to the Unitholders' basis in his Units and is not treated as taxable income to such Unitholder (assuming such Unitholder's basis exceeds the amount of the distribution of cash reserve).

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

  The Trustee files such returns for federal income tax purposes as it is advised are required to comply with applicable law. The Trustee mails to each person or entity who was a Unitholder of record (i) on the record date for each such calendar quarter and (ii) on a Special Distribution Amount record date occurring during such quarter, if any, a report which shows in reasonable detail information to permit each Unitholder to make all calculations reasonably necessary for tax purposes. The Trustee treats all income, credits and deductions recognized during each calendar quarter during the term of the Trust as having been recognized by holders of record on the quarterly record date established for the distribution unless otherwise advised by counsel. Available year-end tax information permitting each Unitholder to make all calculations reasonably necessary for tax purposes is distributed by the Trustee to Unitholders no later than March 15 of the following year.

  Each Unitholder and his duly authorized agents and attorneys have the right during reasonable business hours upon reasonable prior notice to examine and inspect records of the Trust and the Trustee and the Delaware Trustee.

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

  Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendments of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Trustee or the Delaware Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. Without the written consent of Dominion Resources and the approval of not less than 66 2/3 percent of the outstanding Units, no provision of the Trust Agreement may be amended with respect to (a) the sale or disposition of all or any part of the Trust estate, including the Royalty Interests, except as specifically provided in the Trust Agreement, (b) termination of the Trust and the disposition of Trust assets upon liquidation of the Trust or (c) the Company's right of first refusal with respect to the purchase of any remaining Royalty Interests upon termination of the Trust. Without the written consent of Dominion Resources and the approval of a majority of the outstanding Units, no amendment may be made to the Trust Agreement that would alter Dominion Resources' conditional right to repurchase all outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Dominion Resources or its affiliates. Additionally, any amendment that increases the obligations, duties or liabilities of or affects the rights of the Trustee or the Delaware Trustee must be consented to by such entity. The Trustee, the Delaware Trustee, Dominion Resources and the Company may, without approval of the Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of the Unitholders. In addition, (i) Dominion Resources may direct the Trustee to change the name of the Trust without approval of the Unitholders and (ii) in the event that a business purpose of the Trust is found or deemed to exist by any taxing or other authority on which finding any taxation authority might rely, the Trustee is authorized to amend or delete and, subject to the receipt of an opinion of counsel reasonably satisfactory to the Trustee, the Trustee, the Delaware Trustee, Dominion Resources and the Company will amend or delete any provision of the Trust Agreement or take such other action as may be necessary to eliminate such business purpose, without approval of the Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Conveyance and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under "Description of the Trust--Termination and Liquidation of the Trust," all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.

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

  The sections entitled "Federal Income Tax Consequences" and "Risk Factors-- Tax Considerations" appearing in the Prospectus set forth, respectively, a discussion of the material federal income tax matters of general application of the acquisition, ownership and sale of the Units acquired in the Public Offerings and a discussion of certain risk factors associated with matters of federal income taxation as applied to the Trust and such Unitholders.

  In connection with the registration of the Units for offer and sale in the Public Offerings, Dominion Resources and the Underwriters received certain opinions of special counsel ("Special Counsel") to Dominion Resources (upon which the Trustee and the Delaware Trustee were entitled to rely), including, without limitation, opinions as to the material federal income tax consequences of the ownership and sale of the Units acquired in either of the Public Offerings. Each of these opinions was based on provisions of the Code existing as of June 28, 1994 with respect to the opinions given in connection with the Initial Public Offering and as of June 8, 1995 with resect to the opinions given in connection with the Secondary Public Offering, and existing and proposed regulations thereunder, administrative rulings and court decisions as of such dates, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the IRS. In addition, such opinions were based on various representations as to factual matters made by the Company and Dominion Resources in connection with the Public Offerings. In addition, such opinions were expressly limited in their application to investors purchasing Units in each of such Public Offerings and, as a result, provide no assurance to investors not purchasing Units in one of the Public Offerings.

  Neither the Trustee, the Delaware Trustee, nor counsel to the Trustee, respectively, has rendered any opinions with respect to any tax matters associated with the Trust or the Units.

  No ruling was requested by Dominion Resources, as the sponsor of the Trust, the Trustee or the Delaware Trustee from the IRS with respect to any matter affecting the Trust or Unitholders. No assurance can be provided that the opinions of Special Counsel (which do not bind the IRS) will not be challenged by the IRS or will be sustained by a court if so challenged.

SUMMARY OF CERTAIN FEDERAL INCOME TAX CONSEQUENCES

  The following summary of certain federal income tax consequences of acquiring, owning and disposing of Units is based on the opinions of Special Counsel to Dominion Resources on oil and gas and federal income tax matters, which are set forth in the Prospectus. The summary is not exhaustive and many other provisions of the federal tax laws may affect individual Unitholders, and the summary is not intended to address the tax issues potentially affecting Unitholders acquiring Units other than by purchase through either of the Public Offerings. Each Unitholder should consult the Unitholder's tax advisor with respect to the effects of the Unitholder's ownership of Units on the Unitholder's personal tax situation.

Classification and Taxation of the    The Trust is a grantor trust and not an
Trust ...............................  association taxable as a corporation.
                                       As a grantor trust, the Trust is not
                                       subject to federal income tax. There
                                       can be no assurance that the IRS will
                                       not challenge this treatment. The tax
                                       treatment of the Trust and Unitholders
                                       would be materially different if the
                                       IRS were to successfully challenge this
                                       treatment.

Economic Substance of Ownership of
Units ...............................
                                      Generally, a taxpayer is entitled to
                                       claim deductions and tax credits gener-
                                       ated by an investment only if
                                       the investment has economic substance.
                                       The application of this principle in
                                       the context of the production and sale
                                       of nonconventional fuels (like coal
                                       seam gas) which generate the Section 29
                                       tax credit is uncertain because such
                                       application has not been addressed ei-
                                       ther by a court or the IRS. An invest-
                                       ment has economic substance if the in-
                                       vestor can demonstrate that there is a
                                       reasonable possibility of deriving an
                                       economic profit from the investment in
                                       excess of a de minimis amount, apart
                                       from tax benefits. In many cases, eco-
                                       nomic profit has been computed by com-
                                       paring the taxpayer's total cash in-
                                       vestment to the total cash reasonably
                                       expected to be received by the taxpayer
                                       as a result of the investment (a "Pre-
                                       Tax Profit Objective"). At the time of
                                       the Public Offerings, Special Counsel
                                       to Dominion Resources expressed the
                                       opinion (only in connection with the
                                       Public Offerings) that the ownership of
                                       Units purchased in either of the Public
                                       Offerings, whose ownership of Units is
                                       not subject to puts, calls or other
                                       risk allocation devices, has economic
                                       substance even if the owner has no Pre-
                                       Tax Profit Objective. No assurance is
                                       given either by the Trustee or counsel
                                       to the Trustee to a purchaser of Units
                                       in or following the Public Offerings as
                                       to whether (and to what extent) such
                                       purchaser is or will be entitled to
                                       claim deductions and the Section 29 tax
                                       credit generated with respect to such
                                       Units.

Taxation of Unitholders ............  Each Unitholder is taxed directly on his proportionate share of income, deduc-
                                       tions and credits of the Trust attrib-
                                       utable to the Royalty Interests consis-
                                       tent with each such Unitholder's tax-
                                       able year and method of accounting and
                                       without regard to the taxable year or
                                       method of accounting employed by the
                                       Trust.

Income and Deductions ..............  The income of the Trust consists primar-
                                       ily of a specified share of the pro-
                                       ceeds from the sale of coal seam gas
                                       produced from the Underlying Proper-
                                       ties. During 1995, the Trust earned in-
                                       terest income on funds held for distri-
                                       bution and made adjustments to the cash
                                       reserve maintained for the payment of
                                       contingent and future obligations of
                                       the Trust. The deductions of the Trust
                                       consist of property, production and re-
                                       lated taxes and administrative ex-
                                       penses. In addition, each Unitholder is
                                       entitled to depletion deductions. See
                                       "Unitholder's Depletion Allowance" be-
                                       low.

Section 29 Tax Credits .............  Unitholders are entitled, provided cer-
                                       tain requirements are met, to claim tax
                                       credits pursuant to Section 29 of the
                                       Code with respect to sales of coal seam
                                       gas production attributable to the Roy-
                                       alty Interests that is produced from
                                       the Existing Wells, the gross income
                                       from which is included in their taxable
                                       income. The Section 29 tax credit pro-
                                       vides to a taxpayer a
                                       dollar-for-dollar reduction in his reg-
                                       ular federal income tax liability and,
                                       therefore, generally provides to him a
                                       greater benefit than a deduction, which
                                       merely reduces the amount of his tax-
                                       able income. Such credits may be earned
                                       each year until the year beginning Jan-
                                       uary 1, 2003. For a Unitholder who
                                       owned the same Units of record on all
                                       four quarterly record dates during
                                       1995, the available Section 29 tax
                                       credit is approximately $1.600991 per
                                       Unit, based on the first estimate of
                                       the GNP implicit price deflator pub-
                                       lished by the Bureau of Economic Analy-
                                       sis.

                                      The availability of Section 29 tax cred-
                                       its is dependent upon meeting a number
                                       of requirements, many of which are fac-
                                       tual in nature. The Company and Domin-
                                       ion Resources represented in connection
                                       with the Public Offerings only that
                                       those factual requirements were met. At
                                       the time of each of the Public Offer-
                                       ings, Special Counsel opined as to
                                       those requirements which are statutory
                                       or legal in nature. If any of the fac-
                                       tual requirements are not met, or the
                                       opinion not followed, some or all of
                                       the expected Section 29 tax credits may
                                       not be available.

Limits on Unitholder's Use of         In any year, a Unitholder is permitted
Credits ............................   to reduce his regular federal income
                                       tax liability by the Section 29 tax
                                       credits allocated to such Unitholder
                                       for such year on a dollar-for-dollar
                                       basis, but only to the extent such
                                       Unitholder's regular tax liability ex-
                                       ceeds his alternative minimum tax lia-
                                       bility (with certain adjustments). Any
                                       amount of Section 29 tax credit in ex-
                                       cess of a Unitholder's total regular
                                       federal income tax liability for a year
                                       is permanently lost. Section 29 tax
                                       credits cannot be used to reduce a
                                       Unitholder's liability for any alterna-
                                       tive minimum tax for any taxable year
                                       but can be carried forward to reduce
                                       his regular tax liability in a subse-
                                       quent year (subject to the applicable
                                       rules governing such carryforward(s)).

Quarterly Allocations ..............  Under the Code, a Unitholder is entitled to Section 29 tax credits only to the
                                       extent that he is an owner of the eco-
                                       nomic interest at the time the coal
                                       seam gas is produced. The Trustee allo-
                                       cates the income received by the Trust
                                       during a quarter, and the Section 29
                                       tax credit allocable to such income, to
                                       Unitholders of record on the quarterly
                                       record date for such quarter. Such an
                                       allocation may be challenged by the
                                       IRS, but any challenge is likely to
                                       have a material adverse impact only if
                                       successful and only for Unitholders who
                                       do not own Units for a full quarter for
                                       each record date, particularly
                                       Unitholders who acquire Units shortly
                                       before a record date and sell shortly
                                       after a record date. At the time of
                                       each of the Public Offer-
                                       ings, Special Counsel declined to ex-
                                       press an opinion as to whether the IRS
                                       would accept quarterly allocations or
                                       would require income, credits and de-
                                       ductions of the Trust to be determined
                                       and allocated daily based on ownership
                                       at the time of production or on some
                                       other basis.

Treatment of the Royalty Interests    Each Royalty Interest is a nonoperating
 ....................................   economic interest in an Underlying
                                       Property because it is a right to a
                                       fixed percentage of the gross proceeds
                                       from the sale of gas as, if and when
                                       produced from such properties, the
                                       right endures for the economic life of
                                       the burdened reserves and the right is
                                       not required to bear any cost in devel-
                                       oping or producing such gas.

Unitholder's Depletion Allowance ...  Each Unitholder is entitled to amortize the cost of the Units through cost de-
                                       pletion over the life of the Royalty
                                       Interests (or, if greater, through per-
                                       centage depletion equal to 15 percent
                                       of gross income). If any portion of the
                                       Royalty Interests is treated as a pro-
                                       duction payment or is not treated as an
                                       economic interest, however, a
                                       Unitholder will not be entitled to de-
                                       pletion in respect of such portion. No
                                       depletion allowances were available to
                                       Unitholders in respect of production
                                       from the Royalty Interests prior to
                                       June 28, 1994.

Non-Passive Activity Income,          The income, credits and expenses of the
Credits and Loss....................   Trust are not taken into account in
                                       computing the passive activity losses
                                       and income under Section 469 of the
                                       Code for a Unitholder who acquires and
                                       holds Units as an investment and did
                                       not acquire them in the ordinary course
                                       of a trade or business. Section 29 tax
                                       credits generated by an investment in
                                       Units, therefore, can be utilized to
                                       offset regular tax liability on income
                                       from any source whether active or pas-
                                       sive, subject to other limitations dis-
                                       cussed herein or arising from the indi-
                                       vidual tax circumstances of each
                                       Unitholder. See "Limits on Unitholder's
                                       Use of Credits" above.

Tax Shelter Registration ...........  The Trust is registered as a "tax shel-
                                       ter" and its tax shelter registration
                                       number is 94-277000355. Issuance of a
                                       tax shelter registration number does
                                       not indicate that the investment in
                                       Units or the claimed tax benefits have
                                       been reviewed, examined or approved by
                                       the IRS.

Substantial Understatement Penalty..  Section 6662 of the Code imposes a pen-
                                       alty in certain circumstances for a
                                       substantial understatement of taxes if
                                       a taxpayer's tax liability is under-
                                       stated by more than the greater of (i)
                                       10 percent of the taxes required to be
                                       shown on the return and (ii) $5,000
                                       ($10,000 for most corporations). The
                                       penalty (which is not deductible) is 20
                                       percent of the understatement.

                                      Except in the case of understatements
                                       attributable to "tax shelter" items,
                                       which are subject to special rules dis-
                                       cussed below, an item of understatement
                                       will not give rise to the penalty if:
                                       (i) there is or was "substantial au-
                                       thority" for the taxpayer's treatment
                                       of the item or (ii) all the facts rele-
                                       vant to the tax treatment of the item
                                       are adequately disclosed on the return
                                       or on a statement attached to the re-
                                       turn and there is a reasonable basis
                                       for the tax treatment of such item. In
                                       the case of Units, an individual
                                       Unitholder may make adequate disclosure
                                       with respect to particular tax items if
                                       certain conditions are met. Special
                                       rules enacted in December 1994 could
                                       affect the application of these provi-
                                       sions with regard to a corporation ac-
                                       quiring Units after December 8, 1994,
                                       to the extent such provisions were
                                       found to apply to the ownership of
                                       Units.

                                     In the case of understatements attribut-
                                      able to "tax shelter" items, the sub-
                                      stantial understatement penalty may be
                                      avoided only if the taxpayer establishes that, in addition to having substantial authority for his position, he reasona-bly believed that the treatment claimed was more likely than not the proper treatment of the item. A "tax shelter"
                                      item is one that arises from a form of
                                      investment if its principal purpose was
                                      the avoidance or evasion of Federal in-
                                      come tax. Regulations promulgated by the IRS indicate that an entity or person has a principal purpose of avoidance or evasion of Federal income tax if that purpose "exceeds any other purpose." No assurance is given either by the Trustee or counsel to the Trustee as to the pos-sible application of this penalty, in part because such application depends largely upon the individual circum-stances under which the Units were ac-quired. As a result, purchasers of Units in and after the Public Offerings should consult with their personal tax advi-sors.

Unitholder Reporting Information .... The Trustee furnishes to Unitholders tax information concerning royalty income,
                                       depletion and the Section 29 tax cred-
                                       its on an annual basis. Year-end tax
                                       information is furnished to Unitholders
                                       no later than March 15 of the following
                                       year. Unless the final information is-
                                       sued by the U.S. Treasury Department at
                                       the end of March regarding the amount
                                       of the section 29 credit for 1995 dif-
                                       fers materially from the Trustee's es-
                                       timate, the final information will be
                                       contained in the next quarterly report.
                                       However, to the extent the final infor-
                                       mation issued by the U.S. Treasury De-
                                       partment causes the tax credit amounts
                                       for 1995 to materially differ from the
                                       Trustee's estimates contained in the
                                       1995 Tax Information booklet, the
                                       Trustee will promptly mail final tax
                                       credit information to each affected
                                       Unitholder.

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

ALABAMA INCOME TAX

  All revenues attributable to the Royalty Interests are derived from sources within the State of Alabama. Alabama imposes an income tax on individuals, corporations and certain other entities that are residents of, conduct business in, or derive income from sources within, Alabama. Under general rules of application, both resident and nonresident Unitholders would be required to file annual Alabama income tax returns and pay Alabama income taxes with respect to any income received from the Trust and would be subject to penalties for failure to comply with those rules.

  Alabama tax counsel has advised the Trust that the Alabama Department of Revenue (the "DOR") will permit the Trust to file a "composite income tax return" on behalf of all Unitholders who are not residents of Alabama, and that the filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for 1994 a composite income tax return with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 1995 and each year thereafter for so long as the composite return will not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 1995. Accordingly, no Alabama state income tax is due under the 1995 return. No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 1995 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, "Nonresident Unitholders" will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year which shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as "Resident Unitholders."

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

ALABAMA FRANCHISE TAX

  Alabama imposes a franchise tax on domestic corporations and foreign corporations doing business in Alabama, under a broad definition of "corporation" in the state constitution, based on the amount of a corporation's "capital employed" in the state. In reliance upon the representations and assumptions set forth in the Prospectus and on a private letter ruling issued June 10, 1994 by the DOR as to the offering of the Units, special Alabama tax counsel to the Company opined in connection with each of the Public Offerings that the Trust is not subject to Alabama franchise tax. Although the Alabama Commissioner of Revenue has the authority to revoke retroactively DOR rulings under certain limited circumstances, special Alabama tax counsel did not believe, based on the above representations and assumptions, that those circumstances exist with respect to the Company's private letter ruling. Dominion Resources has agreed to indemnify the Trust against any resulting Alabama franchise tax imposed on the Trust.

ALABAMA SEVERANCE TAXES

  The DOR has proposed a set of regulations that indicate the DOR is considering changing the way it computes the amount of severance taxes due by disallowing certain deductions previously allowed on audit. Such a change could result in an increase in the amount of severance taxes due for natural gas production. Since the Trust, as owner of the Royalty Interests, bears its proportionate share of severance taxes, any increase in the amount of severance taxes will decrease the amount of cash distributions payable to Unitholders. The Company has informed the Trust that it has been advised by Alabama counsel that it is impossible to predict whether this change will be implemented (by regulations or otherwise) and, if so, whether and in what amount severance taxes may be increased.

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

  As a result of the Natural Gas Policy Act of 1978 ("NGPA") and the Natural Gas Wellhead Decontrol Act of 1989 ("NGWDA"), as of January 1, 1993, the wellhead price for natural gas is no longer subject to federal regulation. All sales of natural gas produced from the Underlying Properties are considered under NGPA and NGWDA to be sold at the wellhead (as opposed to downstream sales or resales) for purposes of pricing and, therefore, are not subject to federal regulation.

  The transportation of natural gas in interstate commerce is subject to federal regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act ("NGA") and the NGPA. FERC has initiated a number of regulatory policy initiatives that may affect the transportation of natural gas from the wellhead to the market and thus may affect the marketing of natural gas. Such initiatives include regulations intended to further open access to interstate pipelines by requiring such pipelines to unbundle their transportation services from sales services and allow customers to choose and pay for only the services they require, regardless of whether the customer purchases natural gas from such pipelines or from other suppliers. Although these regulations should generally facilitate the transportation of natural gas produced from the Underlying Properties to natural gas markets, the impact of these regulations on marketing production from the Underlying Properties cannot be predicted at this time and could be significant.

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

ENVIRONMENTAL REGULATION

  Operations on the Underlying Properties associated with the production of natural gas are subject to numerous federal and state laws, rules and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws, rules and regulations require the acquisition of certain permits, impose substantial liabilities for pollution resulting from exploration and production operations and may also restrict air or other pollution resulting from operations. It is possible that federal and state environmental laws and regulations will become more stringent in the future. For instance, legislation has been proposed in Congress in connection with the pending reauthorization of the Federal Resource Conservation and Recovery Act ("RCRA") that would amend RCRA to reclassify certain oil and gas production wastes as "hazardous waste." If adopted, this amendment would result in more rigorous and expensive disposal requirements. It is impossible to predict what the precise effect additional regulation or legislation, or enforcement policies thereunder, could have on the operation of the Underlying Properties. However, any costs or expenses incurred by the Company in connection with environmental liabilities arising out of or relating to activities occurring on, in or in connection with, or conditions existing on or under, the Underlying Properties, will be borne by the Company and not the Trust and such costs and expenses will not be deducted in calculating Gross Proceeds. Such costs and expenses may, however, be taken into account by the Company in exercising its rights to abandon a well and may accelerate the termination of the Trust. See "Properties--The Royalty Interests--Sale and Abandonment of Underlying Properties" and "Properties-- Description of the Trust--Termination and Liquidation of the Trust."

  Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by the Alabama Department of Environmental Management ("ADEM"). ADEM initially issued five permits in connection with the Underlying Properties which were consolidated into one permit in February 1994. The ADEM permit, which expires in July 1999, generally authorizes water disposal based upon the Black Warrior River's minimum flow rate and maximum chloride level. The Company has advised the Trust that since 1987, water disposal from the Underlying Properties has not been disrupted.

  While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it estimates that it plans to expend approximately $230,000 during 1996 for anticipated expenditures related to routine compliance with environmental laws.

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

  Demand for natural gas production has historically been seasonal in nature and prices for natural gas fluctuate accordingly. Unseasonably warm weather and the ability of markets to access storage can cause the demand for natural gas to decrease, resulting in lower prices received by producers than when demand is higher due to seasonal weather factors. Such price fluctuations and any continuation of a depressed market for natural gas will directly impact Trust distributions, estimates of reserves attributable to the Royalty Interests and estimated future net revenue from reserves attributable to the Royalty Interests.

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

  The Trust's revenues and distributions to Unitholders will be primarily dependent on the sales prices for Gas produced from the Underlying Properties and the quantities of Gas sold. Natural gas prices have historically been volatile and are likely to continue to be volatile. Price volatility and the risk of production curtailment make it difficult to estimate the future levels of cash distributions to Unitholders or the value of the Units. While the Minimum Price will mitigate to some extent the negative effects of such volatility, the Maximum Price may limit the benefits Unitholders realize from future price increases. See "Properties--The Royalty Interests--Gas Purchase Agreement."

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

  The following description of the material provisions of the Conveyance and the Trust Agreement is subject to and qualified by the more detailed provisions of the Conveyance and the Trust Agreement included as exhibits to this Form 10-K.

THE UNDERLYING PROPERTIES

  Black Warrior Basin. The Black Warrior Basin covers 6,000 square miles in west central Alabama and contains seven Pennsylvania age multi-seam coal groups in the Pottsville formation: the Black Creek, Mary Lee, Pratt, Cobb, Gwin, Utley and Brookwood coal groups. The Pottsville coal formation ranges from the surface to a depth of 4,100 feet.

  Wells in the Black Warrior Basin produce natural gas from coal seam formations that have production characteristics materially different from conventional natural gas wells. The primary factor affecting recovery of gas reserves from coal seams in the Black Warrior Basin is the lowering of reservoir pressure through "dewatering" operations. In a typical coal seam gas well on the Underlying Properties, average daily natural gas production generally will increase as wells are "dewatered" until natural gas production reaches a "peak" at which time natural gas production will decline. The amount of time necessary to "dewater" a well and cause it to reach its peak production, and the ultimate level of a well's peak production, are difficult to estimate. Since all of the 532 wells included in the Underlying Properties were producing by mid-1991, the Company believes that production from such wells is currently at or near its peak and, subject to additional production that may result from the Pratt coal seam recompletions discussed below, will decline over the term of the Trust. See "--Pratt Recompletion Payments."

  The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by River Gas in accordance with the Operating Agreement. See "--Operation of Properties." The Underlying Properties comprise 34,212 gross acres of land in an area approximately five miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 1995, the Underlying Properties contained 532 wells that were producing Gas, all of which were drilled prior to 1993.

  Well Count and Acreage Summary. The following table shows as of December 31, 1995, the gross and net producing wells and acreage for the Company Interests. The net wells and acreage are determined by multiplying the gross wells or acres by the Company Interests Owner's working interest in the wells or acreage.

                                                   NUMBER OF
                                                     WELLS   ACRES
                                                     GROSS    NET  GROSS   NET
                                                   --------- ----- ------ ------
      Company Interests...........................    532     519  34,212 33,391

  Royalty Interests, Company Interests and Retained Interests. On June 1, 1994, the effective date of the Conveyance, the Company had an average aggregate working interest in the Existing Wells of approximately 98 percent, and an average aggregate net revenue interest of approximately 80 percent in the Existing Wells. The Company has not sold or otherwise disposed of any of its interest in the Company Interests since June 1, 1994. The Royalty Interests are entitled to approximately 52 percent of the net revenue from natural gas produced and sold from the Underlying Properties and the interests (the "Retained Interests") of the Company in the Underlying Properties (after giving effect to the Royalty Interests) entitle the Company to receive approximately 28 percent of the net revenue from the natural gas produced and sold from the Underlying Properties. As a working interest owner in the Underlying Properties, the Company is responsible for an average of approximately 98 percent of the operating costs of the Existing Wells.

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

Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by ADEM that expires in July 1999. The ADEM permit generally authorizes water disposal based upon the Black Warrior River's minimum flow rate and maximum chloride level. The Company has advised the Trust that since 1987 water disposal from the Underlying Properties has not been disrupted. Although the facilities of the Company have the capacity to store several days of water production, if water disposal into the Black Warrior River is disrupted, natural gas production from the wells on the Underlying Properties would be curtailed during the period of such disruption. See "Business--Regulation and Prices--Environmental Regulation."

  Curtailments. The Company has advised the Trust that, during 1995, production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

  Federal Lands. Approximately one percent (360 acres) of the Underlying Properties are leases on land held by the federal government. Royalty payments due to the U.S. government for natural gas produced from federal lands included in the Underlying Properties must be calculated in conformance with a working interest owner's interpretation of regulations issued by the Minerals Management Service ("MMS"). MMS regulations cover both valuation standards, which establish the basis for placing a value on production, and cost allowances, which define those post-production costs that are deductible by the lessee.

  The Trust is subject to certain rules of the Bureau of Land Management under which the holding of interests in leases by persons other than citizens, nationals and legal resident aliens of the United States ("Eligible Citizens") are limited. As a result, non-Eligible Citizens are prohibited from owning Units. If any Units are acquired by persons or entities not constituting Eligible Citizens, such Unitholders may be required to sell such Units pursuant to a procedure set forth in the Trust Agreement. See "Business-- Description of the Trust--Possible Divestiture of Units."

  Additional Wells. Well spacing rules, which are in effect in Alabama, generally govern the space between wells drilled to the same productive formation and are promulgated in order to prevent waste and confiscation of property. Pursuant to such rules, the Existing Wells are located on 40 to 80 acre spacing units. Exceptions or changes to these rules may be granted by the applicable regulatory agency upon application of an interested party following notice to other interested parties if, in the agency's opinion, good reasons exist therefor after consideration of evidence presented by the applicant and any opponents. The Company has informed the Trust that it is not aware of any plans to change spacing regulations with respect to the Underlying Properties in Alabama. No assurances can be made, however, that exceptions or changes will not be made in the future.

  The Company and its affiliates or unrelated third parties may acquire interests in properties adjoining the Underlying Properties. It is possible that wells drilled on adjoining properties would drain reserves attributable to the Underlying Properties.

  The Company has agreed for the term of the Trust not to consent to, cooperate with, assist in or conduct infill drilling (except as required by law) on any of the Underlying Properties in which the Company owned an interest as of June 1, 1994. Although the Company believes that it is unlikely that any additional wells will be drilled, if the Operating Agreement is terminated, the Company cannot prevent one of the other owners of an interest in the Underlying Properties from drilling additional wells on the Underlying Properties. Additional wells, if drilled, could recover a portion of the reserves otherwise producible from wells burdened by the Company Interests, thereby reducing the Gross Proceeds attributable to the Royalty Interests. The Company has advised the Trust that it is not aware of any wells that have been drilled by others on spacing units adjacent to the Company Interests since the date of the Conveyance.

THE ROYALTY INTERESTS

  Summary of Conveyance. The Conveyance has been filed as an exhibit to this Form 10-K. The following summary of the material terms of the Conveyance is qualified in its entirety by reference to the terms thereof as set forth in such exhibit.

  Expenses Borne by Royalty Interests. The Royalty Interests are non-operating, non-expense bearing interests except for their share of property, production and related taxes, including severance taxes. Accordingly, owners of the Royalty Interests are not liable or responsible for costs or liabilities incurred by the working interest owners in connection with the production of Gas from the Underlying Properties.

  Operating Standard. The Company Interests Owner is obligated to conduct and carry on, as would a reasonably prudent operator, or cause to be so conducted or carried on, the development, maintenance and operation of the Company Interests.

  Infill Drilling. The Company Interests Owner has agreed not to consent to, cooperate with, assist in or conduct any infill drilling on the Underlying Properties, except as required by law.

  Pratt Recompletions. To recover behind pipe reserves, the Company Interests Owner is obligated to recomplete certain of the Existing Wells to the Pratt coal seam by March 31, 1997. The failure or delay to do so will entitle the owner of the Royalty Interests to receive certain penalty payments for each well not so recompleted. See "--Pratt Recompletion Payments."

  Right to Take in Kind. The owner of the Royalty Interests has no right to take production in-kind.

  Pooling and Unitization. The Company Interests Owner has certain pooling and unitization rights.

  Right to Assign Company Interests. The Company Interests Owner has the right to assign all or any part of the Company Interests, subject to the Royalty Interests and the terms and provisions of the Conveyance. If any such assignment is made of part, but not all, of such interests, then effective as of the date of such assignment the assignee will be required to make a separate computation of Gross Proceeds attributable to the assigned interests.

  Sale or Assignment of Royalty Interests. In certain situations, the Trust may sell or dispose of all or a part of the Royalty Interests, in which case the Trust would receive the proceeds therefrom and distribute such proceeds to the Unitholders, net of any amounts held as a reserve. See "Business-- Description of the Trust--Transfer of Royalty Interests" and "Business-- Description of the Trust--Duties and Limited Powers of the Trustee."

  Books and Records. The Company Interests Owner is required to maintain books and records sufficient to determine the amounts payable with respect to the Royalty Interests.

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

RESERVE ESTIMATE

  Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 1996, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ryder Scott. The natural gas reserves were estimated by Ryder Scott by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

                                                                                    AS OF
                    ROYALTY INTERESTS                                          JANUARY 1, 1996
                    -----------------                                          ---------------
Net Proved Natural Gas Reserves (MMCF)(a)(b):
  Developed Producing.........................................................      72,349
  Developed Nonproducing Behind Pipe(c).......................................       2,492
                                                                                  --------
    Total.....................................................................      74,841
                                                                                  ========
Estimated Future Net Revenues (in thousands) (a)(d):
  1996........................................................................    $ 25,068
  1997........................................................................      21,673
  1998........................................................................      17,872
  1999........................................................................      14,842
  2000........................................................................      12,489
  Thereafter..................................................................      67,387
                                                                                  --------
    Total.....................................................................    $159,331

    Total Discounted at 10 Percent............................................    $100,386
                                                                                  ========

- --------
(a) The estimates of reserves and future net revenues summarized in this table are based upon an unescalated price of $2.29 per MMBtu through 2010, which was the price being received by the Company under the Gas Purchase Agreement as of December 31, 1995. This price may not be the most representative prices for estimating reserves or related future net revenues data. If the amendment to the Gas Purchase Agreement had been in effect at December 31, 1995, the Company would have been receiving $2.31 per MMBtu for Subject Gas in excess of the Monthly Base Quantity. See "-- Gas Purchase Agreement."
(b) The estimated economic life of the wells comprising the Royalty Interests has been determined taking into account the Section 29 tax credits.
(c) Based upon information provided by the Company, Ryder Scott assumed for purposes of the Reserve Estimate that all wells in which developed nonproducing reserves exist were recompleted to the Pratt coal seam by December 31, 1996. See "--Pratt Recompletion Payments."
(d) Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests for gas production less the relevant share of production, property and related taxes (including severance taxes). Overhead costs have not been included, nor have the effects of depreciation, depletion and federal income tax. Estimated future net revenues do not include any Section 29 tax credits, although, as discussed in footnote (b) above, Section 29 tax credits have been taken into account in determining the estimated economic life of the wells comprising the Royalty Interests. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

  The reserve data set forth herein, which was prepared by Ryder Scott in a manner customary in the industry, is an estimate only, and actual quantities, rates of production and sales prices for natural gas are likely to differ from the estimated amounts set forth herein, and such differences could be significant.

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

  The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 11.7 Bcf in 1996 to 4.8 Bcf in 2001.

  Tax Credits Based on Reserves. Based upon the production estimates used in the Reserve Estimate for the January 1, 1996 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 1995 rate of $1.0123 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $52.2 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $41.0 million.

  Miscellaneous. Ryder Scott has delivered to the Trust the Reserve Estimate, a summary of which is included as an exhibit to this Form 10-K. Information concerning historical changes in net proved developed reserves attributable to the Royalty Interests, and the calculation of the standardized measure of discounted future net revenues related thereto, is contained in Note 8 of the Notes to the Financial Statements incorporated by reference in Item 8 hereof. Dominion Resources has not filed reserve estimates covering the Royalty Interests with any other federal authority or agency.

NATURAL GAS SALES PRICES AND PRODUCTION

  The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the period from June 1, 1994 (effective date of the Conveyance) through December 31, 1994 and for the year ended December 31, 1995:

                                                               JUNE 1, 1994
                                                          (EFFECTIVE DATE OF THE
                                           YEAR ENDED      CONVEYANCE) THROUGH
                                        DECEMBER 31, 1995   DECEMBER 31, 1994
                                        ----------------- ----------------------
Production attributable to the Royalty
 Interests (Bcf)......................         12.4                 7.6
Weighted average property, production
 and related taxes (per Mcf)..........        $ .10               $ .10
Average Contract Price (per Mcf)......        $1.84               $1.83

GAS PURCHASE AGREEMENT

  Sonat Marketing is required to purchase the Subject Gas pursuant to the Gas Purchase Agreement. The Company has advised the Trust that the Gas Purchase Agreement extends as long as reserves on the Underlying Properties produce natural gas. Pursuant to the Gas Purchase Agreement, Sonat Marketing is obligated to purchase monthly up to the Monthly Base Quantity designated in the Gas Purchase Agreement of the Subject Gas at the Contract Price, which includes a Premium over the Index Price and is subject to a Minimum Price of $1.85 per MMBtu and a Maximum Price of $2.63 per MMBtu until December 31, 1998. While the Minimum Price assures the Unitholder a minimum price at which the Monthly Base Quantities of the Subject Gas must be purchased, until January 1, 1999 Unitholders will not benefit from natural gas prices in excess of $2.63 per MMBtu. Although the primary term of the Gas Purchase Agreement extends through December 31, 2001, the Minimum Price and the Maximum Price will cease to apply after December 31, 1998. Prior to April 1, 1996, Sonat Marketing was obligated to purchase the Subject Gas in excess of the Monthly Base Quantity at the Index Price. Effective April 1, 1996, the price payable for Subject Gas in excess of the Monthly Base Quantity equals the Index Price plus $.02. The Company has advised the Trust that at the end of the primary term (December 31, 2001) Sonat Marketing will be obligated to purchase the Subject Gas at the Index Price until such time as the Company and Sonat Marketing negotiate a different price, and that the Company will have the ability to obtain an offer to purchase the Subject Gas from another purchaser and terminate the Gas Purchase Agreement if Sonat Marketing does not match such offer.

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

  Sonat Marketing has entered into a put and call agreement with a nationally recognized commodities brokerage firm intended to limit its losses in the event that the Index Price falls below the Minimum Price. Pursuant to the Gas Purchase Agreement Amendment, Sonat Marketing's obligation to enter into such a put and call agreement terminates on January 1, 1999. In addition, up to $10,000,000 of the payment obligations of Sonat Marketing under the Gas Purchase Agreement are guaranteed by Sonat Marketing.

  The Gas Purchase Agreement is filed as an exhibit to this Form 10-K, and the foregoing summary of the material terms of such agreement is qualified in its entirety by reference to the terms of such agreement as set forth in such exhibit.

OPERATION OF PROPERTIES

  No Control by Trust. Under the terms of the Conveyance, neither the Trustee nor the Unitholders will be able to influence or control the operation or future development of the Underlying Properties.

Unitholders will therefore be reliant on the Company and the other working interest owners to make all decisions regarding operations on the Underlying Properties. The Trust will not be able to appoint or control the appointment of operators.

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

  Operating Agreement. Pursuant to the Operating Agreement, River Gas operates and maintains the Underlying Properties for the Company and the other working interest owners. The term of the Operating Agreement will continue until December 31, 1996. Thereafter, the Operating Agreement will be automatically renewed for additional one year periods unless either party provides written notice to the other party of its desire to terminate the Operating Agreement at least six months prior to the date on which the agreement is to terminate. Upon not less than 30 days' notice either River Gas or the Company may terminate the Operating Agreement if: (i) the other party has committed a material breach of the Operating Agreement, unless such breach is cured in the manner specified in the Operating Agreement; (ii) the other party files a petition for relief under federal or state bankruptcy laws, the other party's insolvency is determined by a final court proceeding, the other party's filing of a petition or application to accomplish such a result or for the appointment of a receiver or trustee for such party or for a substantial part of its assets or commencement of any proceedings relating to the other party under any other reorganization, arrangement, insolvency, adjustment of debt or liquidation law of any jurisdiction; provided, however, that if such proceeding is not commenced, the proceeding will not give rise to a right to terminate the Operating Agreement unless such party consents or such proceeding has not been finally dismissed within 90 days after its commencement; or (iii) after good faith negotiations River Gas and the Company and the other working interest owners cannot agree on an annual operating plan or budget for any year.

  While the Operating Agreement is in effect, all of the production attributable to the Company Interests will be gathered, treated and processed by River Gas pursuant to the Operating Agreement. Such production will be gathered at the wellhead and transported to the central delivery points in the gathering system for the Underlying Properties, which is owned by the Company and the other working interest owners.

  Under the terms of the Operating Agreement, River Gas owes a duty to the Company and the other working interest owners to conduct the operations on the Underlying Properties in a good and workmanlike manner and following practices that (i) are engaged in or accepted by a significant portion of the natural gas production industry at the time the decision was made or (ii) in the exercise of reasonable judgment in light of the facts known at the time the decision was made would have been expected to accomplish the desired result at a reasonable cost consistent with reliability, safety, expeditiousness and protection of the environment. River Gas has no direct contractual or fiduciary duty to protect the interests of the Trust or the Unitholders.

  The Operating Agreement has been filed as an exhibit to this Form 10-K. The foregoing summary of the material terms of the Operating Agreement is qualified in its entirety by reference to the terms of such agreement as set forth in such exhibit.

PRATT RECOMPLETION PAYMENTS

  Based on the Reserve Estimate, as of January 1, 1996, approximately 2.5 Bcf of natural gas reserves attributable to the Royalty Interests represent net proved developed nonproducing (or "behind-pipe") reserves for 80 of the Existing Wells scheduled to be recompleted to the Pratt coal seam. Under the Conveyance, the Company is committed to recomplete 374 Existing Wells to the Pratt coal seam so that

522 out of a total of 532 Existing Wells will be completed or recompleted to the Pratt coal seam on or before March 31, 1997. As of December 31, 1995, approximately 293 of the Existing Wells had been completed or recompleted to the Pratt coal seam. The schedule provides for not less than 355 and 374 wells to be recompleted through 1996 and March 31, 1997, respectively. The Company will pay the Trust $1,850 per well per quarter through March 31, 1997 for each well not recompleted in accordance with such schedule. In addition, if the Company fails to recomplete any of the 374 Existing Wells scheduled to be recompleted under the Conveyance by March 31, 1997, the Company will pay the Trust an amount equal to the value attributed in the Conveyance to the Royalty Interests' share of the "behind-pipe" reserves for each well not so recompleted.

SALE AND ABANDONMENT OF UNDERLYING PROPERTIES

  The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 1995, none of the wells included in the Underlying Properties had been plugged and abandoned.

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

  All of Dominion Resources' obligations will terminate upon: (i) the termination and cancellation of the Trust, (ii) the sale or other transfer by the Company of all or substantially all of the Company's interest in the Underlying Properties subject to the terms of the Trust Agreement and (iii) the sale or other transfer of a majority of Dominion Resources' direct or indirect equity ownership interest in the Company; provided that, with respect to clauses (ii) and (iii) above, Dominion Resources' obligations will terminate only if: (a) the transferee has a specified credit rating or the transferee together with an affiliate which guarantees the transferee's obligations has not less than a specified net worth or (b) the transferee is approved by the holders of a majority of the outstanding Units; and provided further, that in the case of clauses (ii) or (iii) above the transferee also unconditionally agrees in writing, in form and substance reasonably satisfactory to the Trustee, to assume Dominion Resources' remaining obligations under the Trust Agreement with respect to the assets transferred and under the Administrative Services Agreement.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Certain information with respect to the Units of the Trust and the market therefor is set forth on the inside front cover of the Trust's Annual Report to Unitholders for the year ended December 31, 1995 under the section entitled "Units of Beneficial Interest" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data of the Trust is set forth on the inside front cover of the Trust's Annual Report to Unitholders for the year ended December 31, 1995 under the section entitled "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages two and three of the Trust's Annual Report to Unitholders for the year ended December 31, 1995 are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements of the Trust and notes thereto, together with the report thereon of Deloitte & Touche LLP, independent auditors, dated March 22, 1996, appearing on pages four through 11 of the Trust's Annual Report to Unitholders for the year ended December 31, 1995, are incorporated herein by reference.

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

  Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $30,900, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate which is currently $120 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000 which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 1995, the Trustee and the Delaware Trustee received total compensation of $30,900 and $5,000, respectively.

  Compensation of the Transfer Agent. The Transfer Agent will receive a transfer agency fee of $3.25 annually per account, plus $1.50 for each certificate issued and $.40 for each check issued (subject to an annual minimum of $7,200).

  Fees to Dominion Resources. Dominion Resources will receive throughout the term of the Trust an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties as described below under "Administrative Services Agreement."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Security Ownership of Certain Beneficial Owners. The Trustee knows of no Unitholder that is a beneficial owner of more than five percent of the outstanding Units.

  Security Ownership of Management. The Trust has no directors or executive officers. As of March 15, 1996, neither NationsBank of Texas, N.A., the Trustee, nor Mellon Bank (DE) National Association, the Delaware Trustee, beneficially owned any Units.

  Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ADMINISTRATIVE SERVICES AGREEMENT

  Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee, payable in equal quarterly installments, is currently $309,000 and will increase annually by three percent.

  A copy of the Administrative Services Agreement is filed as an exhibit to this Form 10-K. The foregoing summary of the material provisions of the Administrative Services Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all the provisions of the Administrative Services Agreement.

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

  Sale or abandonment of Underlying Properties may terminate assurances. The Company Interests Owner's interests may conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. The Company Interests Owner has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and may abandon a well or lease included in the Underlying Properties if such well or lease is not capable of producing in commercial quantities, determined before giving effect to the Royalty Interests. Under certain circumstances, a sale or abandonment will effectively terminate Dominion Resources' assurances of the Company Interests Owner's obligation to the Trust with respect to the Underlying Properties sold or abandoned. Such sales or abandonment may not be in the best interest of the Trust or the Unitholders.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

    1. Financial Statements (incorporated by reference in Item 8. of this report)

      Independent Auditors' Report

      Statements of Assets, Liabilities and Trust Corpus as of December 31, 1995 and 1994

      Statements of Distributable Income for the year ended December 31, 1995 and the period from May 31, 1994 (date of inception) to December 31, 1994

      Statements of Changes in Trust Corpus for the year ended December 31, 1995 and the period from May 31, 1994 (date of inception) to December 31, 1994

      Notes to Financial Statements

    2. Financial Statement Schedules

      Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

    3. Exhibits

     EXHIBIT
     NUMBER                                EXHIBIT
     -------                               -------
       3.1   --Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin,
              Inc., Dominion Resources, Inc., Mellon Bank (DE) National
              Association and NationsBank of Texas, N.A. (filed as Exhibit 3.1 to Dominion Resources, Inc.'s Registration Statement* on Form S-3
              (No. 33-53513), and incorporated herein by reference).
       3.2   --First Amendment of Trust Agreement of Dominion Resources Black
              Warrior Trust dated as of June 27, 1994, by and among Dominion
              Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank
              (DE) National Association and NationsBank of Texas, N.A. (filed as Exhibit 3.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).
      10.1   --Overriding Royalty Conveyance dated as of June 28, 1994, from
              Dominion Black Warrior Basin, Inc. to Dominion Resources Black
              Warrior Trust (filed as Exhibit 10.1 to the Registrant's Form 10-
              Q for the quarter ended June 30, 1994 and incorporated herein by reference).
      10.2   --Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black
              Warrior Trust (filed as Exhibit 10.2 to the Registrant's Form 10-
              Q for the quarter ended June 30, 1994 and incorporated by
              reference).
      10.3   --Amendment to and Ratification of Overriding Royalty Conveyance
              dated as of November 20, 1994, among Dominion Black Warrior
              Basin, Inc., NationsBank of Texas, N.A., and Mellon Bank (DE)
              National Association (filed as Exhibit 10.3 to the Registrant's
              Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
      10.4   --Gas Purchase Agreement, dated as of May 3, 1994, between Sonat
              Marketing and the Company (filed as Exhibit 10.2 to Dominion
              Resources, Inc.'s Registration Statement* on Form S-3 (No. 33-
              53513), and incorporated herein by reference).
      10.5   --Amendment to Gas Purchase Agreement, effective April 1, 1996, between Sonat Marketing and the Company.

     EXHIBIT
     NUMBER                                EXHIBIT
     -------                               -------
      13.1   --The following information appearing on the following pages of the Registrant's 1995 Annual Report to Unitholders: (i) Trustee's
              discussion and analysis of financial condition and results of operations, pages two and three; (ii) selected financial data, inside front cover; (iii) the section entitled "Units of
              Beneficial Interest," inside front cover; and (iv) the financial statements of the Trust, pages four through 11. (filed as . . . )
      23.1   --Consent of Ryder Scott Company Petroleum Engineers, independent petroleum engineers.
      27.1   --Financial Data Schedule.
      99.1   --Summary of Reserve Report, dated March 29, 1996, on the
              estimated reserves, estimated future net revenues and the
              discounted estimated future net revenues attributable to the
              Royalty Interests as of January 1, 1996, prepared by Ryder Scott
              Company Petroleum Engineers, independent petroleum engineers.

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

                                          Dominion Resources Black Warrior
                                           Trust

                                                NationsBank of Texas, N.A.,
                                                          Trustee
                                          By: _________________________________

                                                     /s/ Ron E. Hooper
                                          By: _________________________________
                                               RON E. HOOPER VICE PRESIDENT

Date: March 29, 1996

           (The Registrant has no directors or executive officers.)