Form 10-Q
period 1996-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1996-05-15
CIK 923680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1996

                                       or

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



                          NationsBank of Texas, N.A.
                                901 Main Street
                                  12th Floor
                              Dallas, Texas 75202
                   (Address of principal executive offices)
                                  (Zip code)

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

    Number of units of beneficial interest outstanding at May 13, 1996:
7,850,000

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements.

     The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1996, the distributable income for the three-month periods ended March 31, 1996 and 1995 and the changes in trust corpus for the three-month periods ended March 31, 1996 and 1995, have been included. The distributable income for such interim period is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995, included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

NationsBank of Texas, N.A.,
 as Trustee of Dominion Resources
 Black Warrior Trust

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of the Dominion Resources Black Warrior Trust as of March 31, 1996, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1996 and 1995. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 1995, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 22, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1995 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 10, 1996

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

- --------------------------------------------------------------------------------

                                         March 31, 1996    December 31, 1995
                                         --------------    -----------------
                                           (Unaudited)
ASSETS
- ------

Cash and cash equivalents                  $     44,733        $     24,521
Royalty interests in
  gas properties (less accumulated
  amortization of $35,356,689
  at March 31, 1996 and $30,200,537
  at December 31, 1995)                     120,460,811         125,616,964
                                           ------------        ------------

TOTAL ASSETS                               $120,505,544        $125,641,485
                                           ============        ============


LIABILITIES AND TRUST CORPUS
- ----------------------------

Trust administration expenses payable      $    127,759        $     95,646

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                        120,377,785         125,545,839
                                           ------------        ------------

TOTAL LIABILITIES
         AND TRUST CORPUS                  $120,505,544        $125,641,485
                                           ============        ============

The accompanying notes are an integral part of these condensed financial statements.

- --------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

- --------------------------------------------------------------------------------


                                    For              For
                                 the Three        the Three
                               Months Ended     Months Ended
                              March 31, 1996   March 31, 1995
                              --------------   --------------
Royalty income                  $5,719,160       $5,608,705
Interest income                     14,170           14,682
                                ----------       ----------
                                 5,733,330        5,623,387

General and administrative
    expenses                      (199,302)        (105,780)
                                ----------       ----------
Distributable income            $5,534,028       $5,517,607
                                ----------       ----------

Distributable income
    per unit
    (7,850,000 units)           $      .70       $      .70
                                ==========       ==========

The accompanying notes are an integral part of these condensed financial statements.

- --------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

- --------------------------------------------------------------------------------


                                             For              For
                                          the Three        the Three
                                         Months Ended     Months Ended
                                        March 31, 1996   March 31, 1995
                                        --------------   --------------

Trust corpus, beginning of period         $125,545,839     $139,471,673
Amortization of royalty interests           (5,156,152)      (7,217,138)
Distributable income                         5,534,028        5,517,607
Distributions to unitholders                (5,545,930)      (5,433,121)
                                          ------------     ------------
Trust corpus, end of period               $120,377,785     $132,339,021
                                          ============     ============

Distributions per unit (7,850,000 units)  $        .71      $       .69
                                          ============      ===========

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

2.  BASIS OF ACCOUNTING

    The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- -   Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the month of production or accrual, respectively.

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

    Dominion Resources sold an aggregate of 6,904,000 Units in the Public Offering at a price of $20.00 per unit during 1994 and sold the remaining 946,000 Units to the public through the Underwriters pursuant to the Post-Effective Amendment during June 1995 at a price of $18.75 per Unit.
Accordingly, the Trust's royalty interests in gas properties and trust corpus at March 31, 1996 and December 31, 1995 reflect the sale of 6,904,000 Units at the price of $20.00 per Unit and the remaining 946,000 Units at the price of $18.75.

    The Trust reviews the carrying value of its investment in the Royalty Interests. If an impairment event occurs and it is determined that the carrying value of these assets may not be recoverable, an impairment provision, as measured by the amount by which the carrying value of the assets exceeds their fair market value, will be recorded and charged to the trust corpus.

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

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995
- ---------------------------------------------------------------------

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

    The Trust received royalty income amounting to $5,719,160 during the first quarter of 1996, compared to $5,608,705 during the first quarter of 1995. This revenue was derived from the receipt of cash on production of 3,072 Mmcf at an average price received of $1.96 per mcf after deducting production taxes of $316,393 compared to 3,261 Mmcf at an average price received of $1.81 per mcf after deducting production taxes of $294,563 during the first quarter of 1995. Because the Trust incurs administrative expenses throughout a quarter but receives royalty income only once in a quarter, the Trustee has established, and anticipates that it will maintain for the foreseeable future, a cash reserve to enable it to pay administrative expenses as they become due. The amount of the cash reserve will fluctuate from time to time as expenses are paid and royalty income is received. Administrative expenses during the period amounted to $199,302 compared to $105,780 in the first quarter of 1995. This increase is primarily due to the timing of payments of expenses associated with year end reporting. These transactions resulted in distributable income for the first quarter of 1996 of $5,534,028, or $.70 per Unit, compared to distributable income for the first quarter of 1995 of $5,517,607, or $.70 per Unit. The Trust made a distribution on March 8, 1996 of $5,545,930, or $.71 per Unit.

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

                                DOMINION RESOURCES BLACK WARRIOR TRUST

                                By:  NATIONSBANK OF TEXAS, N.A.,
                                     Trustee



                                By:  /s/ Ron E. Hooper
                                     -------------------------------------
                                     Ron E. Hooper
                                     Vice President


Date:  May 13, 1996

              (The Trust has no directors or executive officers.)