Form 10-Q
period 1996-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1996-08-13
CIK 923680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996

                                       or

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

    Number of units of beneficial interest outstanding at August 9, 1996:
7,850,000

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.

    The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1996, the distributable income for the three-month and six-month periods ended June 30, 1996 and 1995 and the changes in trust corpus for the six-month periods ended June 30, 1996 and 1995, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

    The condensed financial statements as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A.,
 as Trustee of Dominion Resources
 Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Dominion Resources Black Warrior Trust as of June 30, 1996, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1996 and 1995 and changes in trust corpus for the six-month periods ended June 30, 1996 and 1995. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 9, 1996

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)

- --------------------------------------------------------------------------------



                                            June 30, 1996  December 31, 1995
                                            -------------  -----------------

ASSETS
- ------

Cash and cash equivalents                    $     28,186      $     24,521
Royalty interests in
  gas properties (less accumulated
  amortization of $40,359,794
  at June 30, 1996 and $30,200,537 at
  December 31, 1995)                          115,457,706       125,616,964
                                             ------------      ------------

TOTAL ASSETS                                 $115,485,892      $125,641,485
                                             ============      ============


LIABILITIES AND TRUST CORPUS
- ----------------------------

Trust administration expenses payable        $    102,241      $     95,646

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                          115,383,651       125,545,839
                                             ------------      ------------

TOTAL LIABILITIES
         AND TRUST CORPUS                    $115,485,892      $125,641,485
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

- --------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

- --------------------------------------------------------------------------------



                                       For             For
                                    the Three       the Three
                                   Months Ended   Months Ended
                                  June 30, 1996   June 30,1995
                                  --------------  -------------

Royalty income                       $7,252,860     $5,336,187
Interest income                          18,447         14,982
                                     ----------     ----------
                                      7,271,307      5,351,169

General and administrative
    expenses                           (208,219)      (333,148)
                                     ----------     ----------
Distributable income                 $7,063,088     $5,018,021
                                     ==========     ==========

Distributable income
    per unit (7,850,000 units)       $      .90     $      .64
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

- --------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

- --------------------------------------------------------------------------------



                                       For               For
                                     the Six           the Six
                                   Months Ended     Months Ended
                                  June 30, 1996   To June 30, 1995
                                  --------------  -----------------

Royalty income                      $12,972,020        $10,944,892
Interest income                          32,617             29,664
                                    -----------        -----------
                                     13,004,637         10,974,556

General and administrative
    expenses                           (407,521)          (438,928)
                                    -----------        -----------
Distributable income                $12,597,116        $10,535,628
                                    ===========        ===========

Distributable income
    per unit (7,850,000 units)      $      1.60        $      1.34
                                    ===========        ===========




The accompanying notes are an integral part of these condensed financial statements.

- --------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

- --------------------------------------------------------------------------------



                                          For             For
                                        the Six         the Six
                                      Months Ended    Months Ended
                                     June 30, 1996   June 30, 1995
                                     --------------  --------------

Trust corpus, beginning of period     $125,545,839    $139,471,673
Sale of 946,000 units
  by Dominion Resources, Inc.                   --       6,993,209
Amortization of royalty interests      (10,159,257)    (14,446,141)
Distributable income                    12,597,116      10,535,628
Distributions to unitholders           (12,600,047)    (10,453,655)
                                      ------------    ------------
Trust corpus, end of period           $115,383,651    $132,100,714
                                      ============    ============

Distributions per unit
  (7,850,000 units)                   $       1.61    $       1.33
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

2.  BASIS OF ACCOUNTING

    The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- -   Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

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

    Dominion Resources sold an aggregate of 6,904,000 Units in the Public Offering at a price of $20.00 per unit during 1994 and sold the remaining 946,000 Units to the public through the Underwriters pursuant to the Post-Effective Amendment during June 1995 at a price of $18.75 per Unit.
Accordingly, the Trust's royalty interests in gas properties and trust corpus at June 30, 1996 and December 31, 1995 reflect the sale of 6,904,000 Units at the price of $20.00 per Unit and the remaining 946,000 Units at the price of $18.75 per Unit.

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

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995
- -------------------------------------------------------------------

    The Trust's Royalty Interests consist of overriding royalty interests burdening the Company's interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company's Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). "Gross Proceeds" consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.

    The Trust received royalty income amounting to $7,252,860 during the second quarter of 1996 compared to $5,336,187 during the second quarter of 1995. This revenue was derived from the receipt of cash on production of 2,980,587 Mmcf at an average price received of $2.43 per mcf after deducting production taxes of $424,675 compared to 3,110,493 Mmcf with an average price of $1.81 per mcf after deducting production taxes of $293,668 in the second quarter of 1995. For the six months ended June 30, 1996, the Trust received royalty income amounting to $12,972,020 compared to $10,944,892 during the same period in 1995. This revenue was derived from the receipt of cash on production of 6.052 Bcf at an average price received of $2.14 per mcf after deducting production taxes of $741,068 compared to 6.371 Bcf with an average price of $1.71 per mcf after deducting production taxes of $589,231 for the six months ended June 30, 1995. For the three-month and six-month periods ended June 30, 1996, the Trust was positively impacted by the increase in natural gas prices. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Because production taxes are based on revenues rather than production volumes, production taxes increased even though production volumes decreased.

    Administrative expenses during the second quarter of 1996 amounted to $208,219 compared to $333,148 in the comparable period in 1995. This decrease in administrative expenses was caused by timing of payment of certain professional expenses. Administrative expenses for the six months ended June 30, 1996 amounted to $407,521 compared to $438,928 for the same period in 1995. For each of these periods, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period. These transactions resulted in distributable income for the second quarter of 1996 of $7,063,088 or $.90 per Unit compared to distributable income for the second quarter of 1995 of $5,018,021 or $.64 per Unit. Distributable income for the six months ended June 30, 1996 was $ 12,597,116 or $1.60 per Unit compared to $10,535,628 or $1.34 per Unit for the same period in 1995. The Trust made a distribution on June 7, 1996 of $.898613 per Unit compared to a distribution of $.639559 per Unit made during the second quarter of 1995.

    Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee maintains a cash reserve in the original amount of $135,000 for the payment of expenses and liabilities of the Trust as they become due. The amount of the cash reserve from time to time will fluctuate as expenses are paid and royalty income is received.

    This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Trust's financial position and industry conditions, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits
         --------

         10.1 Amendment dated May 16, 1996 between Dominion Black Warrior Basin, Inc. and Sonat Marketing Company L.P. to the Gas Purchase Agreement dated May 3, 1994 between the same parties.

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


                                DOMINION RESOURCES BLACK WARRIOR TRUST

                                By:  NATIONSBANK OF TEXAS, N.A., Trustee



                                By:  /s/ Ron E. Hooper
                                     -----------------------------------
                                     Ron E. Hooper
                                     Vice President


Date:  August 12, 1996

              (The Trust has no directors or executive officers.)