Form 10-Q
period 1996-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1996-11-13
CIK 923680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1996

                                       or

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

    Number of units of beneficial interest outstanding at November 1, 1996:
7,850,000

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.

    The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1995, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1996, the distributable income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the changes in trust corpus for the nine-month periods ended September 30, 1996 and 1995, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

          The condensed financial statements as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A.,
 as Trustee of Dominion Resources
 Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 1996, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 1996 and 1995, and changes in trust corpus for the nine-month periods ended September 30, 1996 and 1995.
These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 1995, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 22, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1995, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
November 8, 1996

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS


                                                 September 30, 1996   December 31, 1995
                                                 -------------------  -----------------
                                                     (unaudited)
ASSETS
------
Cash and cash equivalents                           $     87,937        $     24,521
Royalty interests in
  gas properties (less accumulated
  amortization of $45,369,707
  at September 30, 1996 and $30,200,537 at
  December 31, 1995)                                 110,447,794         125,616,964
                                                     -----------        ------------

TOTAL ASSETS                                        $110,535,731        $125,641,485
                                                     ===========        ============


LIABILITIES AND TRUST CORPUS
----------------------------
Trust administration expenses payable               $    103,777        $     95,646

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                                 110,431,954         125,545,839
                                                     -----------        ------------

TOTAL LIABILITIES
         AND TRUST CORPUS                           $110,535,731        $125,641,485
                                                     ===========        ============

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                          For                 For
                                       the Three           the Three
                                     Months Ended         Months Ended
                                  September 30, 1996   September 30,1995
                                  -------------------  ------------------
Royalty income                         $6,700,067          $5,364,186
Interest income                            16,889              13,754
                                       ----------          ----------
                                        6,716,956           5,377,940

General and administrative
    expenses                             (125,628)           (153,255)
                                       ----------          ----------
Distributable income                   $6,591,328          $5,224,685
                                       ==========          ==========

Distributable income
    per unit (7,850,000 units)         $      .84          $      .67
                                       ==========          ==========


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                          For                  For
                                       the Nine             the Nine
                                     Months Ended         Months Ended
                                  September 30, 1996   September 30, 1995
                                  -------------------  -------------------
Royalty income                         $19,672,087          $16,309,078
Interest income                             49,506               43,418
                                       -----------          -----------
                                        19,721,593           16,352,496

General and administrative
    expenses                              (533,149)            (592,183)
                                       -----------          -----------
Distributable income                   $19,188,444          $15,760,313
                                       ===========          ===========

Distributable income
    per unit (7,850,000 units)         $      2.44          $      2.01
                                       ===========          ===========



The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


                                               For                  For
                                            the Nine             the Nine
                                          Months Ended         Months Ended
                                       September 30, 1996   September 30, 1995
                                       -------------------  -------------------
Trust corpus, beginning of period          $125,545,839         $139,471,674
Sale of 946,000 units
  by Dominion Resources, Inc.                        --            6,993,213
Amortization of royalty interests           (15,169,170)         (21,706,580)
Distributable income                         19,188,444           15,760,313
Distributions to unitholders                (19,133,159)         (15,670,419)
                                           ------------         ------------
Trust corpus, end of period                $110,431,954         $124,848,201
                                           ============         ============
Distributions per unit (7,850,000 units)          $2.44                $2.00
                                                  =====                =====


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

    Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties consist of producing properties. Accordingly, the proved reserves attributable to the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust.

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

Quarter Ended September 30, 1996 Compared to Three and Nine Months Ended
------------------------------------------------------------------------
September 30, 1995
------------------

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

    The Trust received royalty income amounting to $6,700,067 during the third quarter of 1996 compared to $5,364,186 during the third quarter of 1995. This revenue was derived from the receipt of cash on production of 2,985 Mmcf at an average price received of $2.38 per mcf after deducting production taxes of $396,307 compared to 3,126 Mmcf with an average price of $1.81 per mcf after deducting production taxes of $296,593 in the third quarter of 1995. For the nine months ended September 30, 1996, the Trust received royalty income amounting to $19,672,087 compared to $16,309,078 during the same period in 1995. This revenue was derived from the receipt of cash on production of 9,038 Mmcf at an average price received of $2.18 per mcf after deducting production taxes of $1,137,375 compared to 9,498 Mmcf at an average price of $1.72 per mcf after deducting production taxes of $889,724 for the nine months ended September 30, 1995. For the three-month and nine-month periods ended September 30, 1996, the Trust was positively impacted by the increase in natural gas prices. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Because production taxes are based on revenues rather than production volumes, production taxes increased even though production volumes decreased.

    Administrative expenses during the third quarter of 1996 amounted to $125,628 compared to $153,255 in the comparable period in 1995. This decrease in administrative expenses was caused by timing of payment of certain professional expenses. Administrative expenses for the nine months ended September 30, 1996 amounted to $533,149 compared to $592,183 for the same period in 1995. For each of these periods, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period.

    Distributable income for the third quarter 1996 was $6,591,328 or $.84 per Unit compared to distributable income for the third quarter of 1995 of $5,224,685 or $.67 per Unit. Distributable income for the nine months ended September 30, 1996 was $19,188,444 or $2.44 per Unit compared to $15,760,313 or
$2.01 per Unit for the same period in 1995. The Trust made a distribution on September 6, 1996 of $.832243 per Unit compared to a distribution of $.664555 per Unit made during the third quarter of 1995.

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


Date:  November 13, 1996

              (The Trust has no directors or executive officers.)