Form 10-K
period 1996-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1997-03-31
CIK 923680

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

       NATIONSBANK OF TEXAS, N.A.
           NATIONSBANK CENTER
            901 MAIN STREET
              17TH FLOOR
             DALLAS, TEXAS                               75202
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (214) 508-2400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                         WHICH REGISTERED
      -------------------                   -----------------------------
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

  At March 18, 1997, there were 7,850,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $169,756,250.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

  (1) 1996 Annual Report to Unitholders--Part II.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.....................................................................   1
  Item 1. Business.........................................................   1
    GLOSSARY...............................................................   1
    DESCRIPTION OF THE TRUST...............................................   4
      Creation and Organization of the Trust...............................   4
      Assets of the Trust..................................................   4
      Duties and Limited Powers of the Trustee and the Delaware Trustee....   4
      Resignation of Trustees..............................................   5
      Transfer of Royalty Interests........................................   6
      Liabilities of the Trust.............................................   6
      Liabilities of the Trustee and the Delaware Trustee..................   6
      Termination and Liquidation of the Trust.............................   7
      Arbitration and Actions by Unitholders...............................   8
    DESCRIPTION OF UNITS...................................................   9
      Distributions and Income Computations................................   9
      Conditional Right of Repurchase......................................  10
      Possible Divestiture of Units........................................  12
      Periodic Reports.....................................................  12
      Voting Rights of Unitholders.........................................  13
      Liability of Unitholders.............................................  14
      Transfer Agent.......................................................  14
    FEDERAL INCOME TAX CONSIDERATIONS......................................  14
      Summary of Certain Federal Income Tax Consequences...................  15
    ERISA CONSIDERATIONS...................................................  19
    STATE TAX CONSIDERATIONS...............................................  20
      Alabama Income Tax...................................................  20
      Alabama Franchise Tax................................................  21
      Other Alabama Taxes..................................................  21
    REGULATION AND PRICES..................................................  21
      Regulation of Natural Gas............................................  21
      Environmental Regulation.............................................  22
      Competition, Markets and Prices......................................  23
  Item 2. Properties.......................................................  24
    THE ROYALTY INTERESTS..................................................  24
      The Underlying Properties............................................  24
      The Royalty Interests................................................  26
      Reserve Estimate.....................................................  28
      Natural Gas Sales Prices and Production..............................  29
      Gas Purchase Agreement...............................................  30
      Operation of Properties..............................................  31
      Sale and Abandonment of Underlying Properties........................  32
      Dominion Resources' Assurances.......................................  32
      Title to Properties..................................................  33
  Item 3. Legal Proceedings................................................  33
  Item 4. Submission of Matters to a Vote of Security Holders..............  33

                                                                           PAGE
                                                                           ----
PART II...................................................................  34
  Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................  34
  Item 6. Selected Financial Data.........................................  34
  Item 7. Trustee's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  34
  Item 8. Financial Statements and Supplementary Data.....................  34
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  34
PART III..................................................................  34
  Item 10. Directors and Executive Officers of the Registrant.............  34
  Item 11. Executive Compensation.........................................  34
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management.....................................................  35
  Item 13. Certain Relationships and Related Transactions.................  35
    Administrative Services Agreement.....................................  35
    Dominion Resources' Conditional Right of Repurchase...................  36
    Potential Conflicts of Interest.......................................  36
PART IV...................................................................  37
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K..............................................................  37
    Financial Statements..................................................  37
    Financial Statement Schedules.........................................  37
    Exhibits..............................................................  37
    Reports on Form 8-K...................................................  38

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

  "Contract Price" means the price at which, pursuant to the Gas Purchase Agreement, Sonat Marketing is obligated to purchase the Subject Gas at the central delivery points in the gathering system for the Underlying Properties. Prior to April 1, 1996, the Gas Purchase Agreement specified that the Contract Price for each month equaled (i) from June 1, 1994 through December 31, 1998
(a) for quantities of natural gas equal to or less than the Monthly Base Quantity, the sum of the Index Price and the Premium, which price would not have been below the Minimum Price or above the Maximum Price, and (b) for quantities of natural gas in excess of the Monthly Base Quantity, the Index Price and (ii) after December 31, 1998, a price to be negotiated by the Company and Sonat Marketing, which price would not have been less than the Index Price. Effective April 1, 1996, the Contract Price for each month will equal (i) for quantities of natural gas in excess of the Monthly Base Quantity, the sum of the Index Price and $.02 per MMBtu and (ii) for quantities of natural gas equal to or less than the Monthly Base Quantity, (a) from April 1, 1996 through December 31, 1998, the sum of the Index Price and the Premium, which price shall not be below the Minimum Price or above the Maximum Price, (b) from January 1, 1999 through December 31, 2001, the sum of the Index Price and the Premium, which price shall not be limited by either the Minimum Price or the Maximum Price, and (c) after December 31, 2001, a price to be negotiated by the Company and Sonat Marketing, which price shall not be less than the Index Price.

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

  "Premium" means the premium per MMbtu on a wet basis pursuant to the Gas Purchase Agreement from June 1, 1994 through December 31, 2001 as follows:

      INDEX PRICE                                                     PREMIUM
       ($/MMBTU)                                                     ($ /MMBTU)
      -----------                                                    ----------
      Below $2.00...................................................   $0.050
      $2.01-2.25....................................................   $0.060
      $2.26-2.50....................................................   $0.065
      Above $2.50...................................................   $0.070

  "Prospectus" means the prospectus dated June 21, 1994, as supplemented by the final prospectus supplement dated June 1, 1995, relating to the offer and sale of the Units, and forming a part of Dominion Resources' Registration Statement on Form S-3 (No. 33-53513).

  "Reserve Estimate" means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 1997, prepared by Ryder Scott.

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

  The Royalty Interests are passive in nature and neither the Trustee nor the Delaware Trustee have any control over or any responsibility relating to the operation of the Underlying Properties. The Company does not have any contractual commitment to the Trust to develop further the Underlying Properties or to maintain its ownership interest in any of the Underlying Properties. The Company may sell the Company Interests subject to and burdened by the Royalty Interests and, absent certain conditions having been met, with the continuing benefit of Dominion Resources' assurances and the Gas Purchase Agreement. For a description of the Underlying Properties, the Royalty Interests and other information relating to such properties, see "Properties-- The Royalty Interests."

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

                              DESCRIPTION OF UNITS

  Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 18, 1997, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.

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

Classification and
 Taxation of the Trust.....
                             The Trust is a grantor trust and not an
                             association taxable as a corporation. As a grantor trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Economic Substance of
 Ownership of Units .......
                             Generally, a taxpayer is entitled to claim deductions and tax credits generated by an investment only if the investment has economic substance. The application of this principle in the context of the production and sale of nonconventional fuels (like coal seam gas) which generate the Section 29 tax credit is uncertain because such application has not been addressed either by a court or the IRS. An investment has economic substance if the investor can demonstrate that there is a reasonable possibility of deriving an economic profit from the investment in excess of a de minimis amount, apart from tax benefits. In many cases, economic profit has been computed by comparing the taxpayer's total cash investment to the total cash reasonably expected to be received by the taxpayer as a result of the investment (a "Pre-Tax Profit Objective"). At the time of the Public Offerings, Special Counsel to Dominion Resources expressed the opinion (only in connection with the Public Offerings) that the ownership of Units purchased in either of the Public Offerings, whose ownership of Units is not subject to puts, calls or other risk allocation devices, has economic substance even if the owner has no Pre-Tax Profit Objective. No assurance is given either by the Trustee or counsel to the Trustee to a purchaser of Units in or following the Public Offerings as to whether (and to what extent) such purchaser is or will be entitled to claim deductions and the Section 29 tax credit generated with respect to such Units.

Taxation of Unitholders ...  Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with each such Unitholder's taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions .....  The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 1996, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent and future obligations of the Trust. The deductions of the Trust consist of property, production and related taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See "Unitholder's Depletion Allowance" below.

Section 29 Tax Credits ....  Unitholders are entitled, provided certain requirements are met, to claim tax credits pursuant to Section 29 of the Code with respect to sales of coal seam gas production attributable to the Royalty Interests that is produced from the Existing Wells, the gross income from which is included in their taxable income. The Section 29 tax credit provides to a taxpayer a dollar-for-dollar reduction in his regular federal income tax liability and, therefore, generally provides to him a greater benefit than a deduction, which merely reduces the amount of his taxable income. Such credits may be earned each year until the year beginning January 1, 2003. For a Unitholder who owned the same Units of record on all four quarterly record dates during 1996, the available Section 29 tax credit is approximately $1.529912 per Unit, based on the first estimate of the GNP implicit price deflator published by the Bureau of Economic Analysis.

                             The availability of Section 29 tax credits is dependent upon meeting a number of requirements, many of which are factual in nature. The Company and Dominion Resources represented in connection with the Public Offerings only that those factual requirements were met. At the time of each of the Public Offerings, Special Counsel opined as to those requirements which are statutory or legal in nature. If any of the factual requirements are not met, or the opinion not followed, some or all of the expected Section 29 tax credits may not be available.

Limits on Unitholder's Use
 of Credits ...............
                             In any year, a Unitholder is permitted to reduce his regular federal income tax liability by the
                             Section 29 tax credits allocated to such Unitholder for such year on a dollar-for-dollar basis, but only to the extent such Unitholder's regular tax liability exceeds his alternative minimum tax liability (with certain adjustments). Any amount of Section 29 tax credit in excess of a Unitholder's total regular federal income tax liability for a year is permanently lost. Section 29 tax credits cannot be used to reduce a Unitholder's liability for any alternative minimum tax for any taxable year but can be carried forward to reduce his regular tax liability in a subsequent year (subject to the applicable rules governing such carryforward(s)).

Quarterly Allocations .....  Under the Code, a Unitholder is entitled to
                             Section 29 tax credits only to the extent that he is an owner of the economic interest at the time the coal seam gas is produced. The Trustee allocates the income received by the Trust during a quarter, and the Section 29 tax credit allocable to such income, to Unitholders of record on the quarterly record date for such quarter. Such an allocation may be challenged by the IRS, but any challenge is likely to have a material adverse impact only if successful and only for Unitholders who do not own Units for a full quarter for each record date, particularly Unitholders who acquire Units shortly before a record date and sell shortly after a record date. At the time of each of the Public Offerings, Special Counsel declined to express an opinion as to whether the IRS would accept quarterly allocations or would require income, credits and deductions of the Trust to be determined and allocated daily based on ownership at the time of production or on some other basis.

Treatment of the Royalty
 Interests ................
                             Each Royalty Interest is a nonoperating economic interest in an Underlying Property because it is a right to a fixed percentage of the gross proceeds from the sale of gas as, if and when produced from such properties, the right endures for the economic life of the burdened reserves and the right is not required to bear any cost in developing or producing such gas.

Unitholder's Depletion
 Allowance ................
                             Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalty Interests (or, if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the Royalty Interests is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion. No depletion allowances were available to Unitholders in respect of production from the Royalty Interests prior to June 28, 1994.

Non-Passive Activity
 Income, Credits and Loss
 ..........................  The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the Code for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.
                             Section 29 tax credits generated by an investment in Units, therefore, can be utilized to offset regular tax liability on income from any source whether active or passive, subject to other limitations discussed herein or arising from the individual tax circumstances of each Unitholder. See "Limits on Unitholder's Use of Credits" above.

Tax Shelter Registration     The Trust is registered as a "tax shelter" and
 ..........................  its tax shelter registration number is 94-
                             277000355. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

Substantial Understatement
 Penalty ..................
                             Section 6662 of the Code imposes a penalty in certain circumstances for a substantial understatement of taxes if a taxpayer's tax liability is understated by more than the greater of (i) 10 percent of the taxes required to be shown on the return and (ii) $5,000 ($10,000 for most corporations). The penalty (which is not deductible) is 20 percent of the understatement.

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

                             In the case of understatements attributable to "tax shelter" items, the substantial understatement penalty may be avoided only if the taxpayer establishes that, in addition to having substantial authority for his position, he reasonably believed that the treatment claimed was more likely than not the proper treatment of the item. A "tax shelter" item is one that arises from a form of investment if its principal purpose was the avoidance or evasion of Federal income tax. Regulations promulgated by the IRS indicate that an entity or person has a principal purpose of avoidance or evasion of Federal income tax if that purpose "exceeds any other purpose." No assurance is given either by the Trustee or counsel to the Trustee as to the possible application of this penalty, in part because such application depends largely upon the individual circumstances under which the Units were acquired. As a result, purchasers of Units in and after the Public Offerings should consult with their personal tax advisors.

Unitholder Reporting
 Information ..............
                             The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and the Section 29 tax credits on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. Unless the final information issued by the U.S. Treasury Department at the end of March regarding the amount of the section 29 credit for 1996 differs materially from the Trustee's estimate, the final information will be contained in the next quarterly report. However, to the extent the final information issued by the U.S. Treasury Department causes the tax credit amounts for 1996 to materially differ from the Trustee's estimates contained in the 1996 Tax Information booklet, the Trustee will promptly mail final tax credit information to each affected Unitholder.

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

  Alabama tax counsel has advised the Trust that the Alabama Department of Revenue (the "DOR") will permit the Trust to file a "composite income tax return" on behalf of all Unitholders who are not residents of Alabama, and that the filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for 1995 a composite income tax return with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 1996 and each year thereafter for so long as the composite return will not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 1996. Accordingly, no Alabama state income tax is due under the 1996 return. No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 1996 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either
(i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, "Nonresident Unitholders" will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year which shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as "Resident Unitholders."

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

ENVIRONMENTAL REGULATION

  Operations on the Underlying Properties associated with the production of natural gas are subject to numerous federal and state laws, rules and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws, rules and regulations require the acquisition of certain permits, impose substantial liabilities for pollution resulting from exploration and production operations and may also restrict air or other pollution resulting from operations. It is possible that federal and state environmental laws and regulations will become more stringent in the future. For instance, legislation has been proposed in Congress in connection with the pending reauthorization of the Federal Resource Conservation and Recovery Act ("RCRA") that would amend RCRA to reclassify certain oil and gas production wastes as "hazardous waste." If adopted, this amendment would result in more rigorous and expensive disposal requirements. It is impossible to predict what the precise effect additional regulation or legislation, or enforcement policies thereunder, could have on the operation of the Underlying Properties. However, any costs or expenses incurred by the Company in connection with environmental liabilities arising out of or relating to activities occurring on, in or in connection with, or conditions existing on or under, the Underlying Properties, will be borne by the Company and not the Trust and such costs and expenses will not be deducted in calculating Gross Proceeds. Such costs and expenses may, however, be taken into account by the Company in exercising its rights to abandon a well and may accelerate the termination of the Trust. See "Properties--The Royalty Interests--Sale and Abandonment of Underlying Properties" and "Properties--Description of the Trust-- Termination and Liquidation of the Trust."

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

  While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it estimates that it plans to expend approximately $117,000 during 1997 for anticipated expenditures related to compliance with environmental laws.

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

  Wells in the Black Warrior Basin produce natural gas from coal seam formations that have production characteristics materially different from conventional natural gas wells. The primary factor affecting recovery of gas reserves from coal seams in the Black Warrior Basin is the lowering of reservoir pressure through "dewatering" operations. In a typical coal seam gas well on the Underlying Properties, average daily natural gas production generally will increase as wells are "dewatered" until natural gas production reaches a "peak" at which time natural gas production will decline. The amount of time necessary to "dewater" a well and cause it to reach its peak production, and the ultimate level of a well's peak production, are difficult to estimate. Since all of the 532 wells included in the Underlying Properties were producing by mid-1991, the Company believes that production from such wells is currently at or near its peak and will decline over the term of the Trust.

  The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by River Gas in accordance with the Operating Agreement. See "--Operation of Properties." The Underlying Properties comprise 34,212 gross acres of land in an area approximately five miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 1996, the Underlying Properties contained 532 wells that were producing Gas, all of which were drilled prior to 1993.

  Well Count and Acreage Summary. The following table shows as of December 31, 1996, the gross and net producing wells and acreage for the Company Interests. The net wells and acreage are determined by multiplying the gross wells or acres by the Company Interests Owner's working interest in the wells or acreage.

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

  Curtailments. The Company has advised the Trust that, during 1996, production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

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

    Pratt Recompletions. To recover behind pipe reserves, the Company Interests Owner was obligated to recomplete certain of the Existing Wells to the Pratt coal seam by March 31, 1997. As of August 1, 1996, all scheduled recompletions were performed.

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

    Sale or Assignment of Royalty Interests. In certain situations, the Trust may sell or dispose of all or a part of the Royalty Interests, in which case the Trust would receive the proceeds therefrom and distribute such proceeds to the Unitholders, net of any amounts held as a reserve. See "Business--Description of the Trust--Transfer of Royalty Interests" and "Business--Description of the Trust--Duties and Limited Powers of the Trustee."

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

RESERVE ESTIMATE

  Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 1997, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ryder Scott. The natural gas reserves were estimated by Ryder Scott by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

                                                                      AS OF
   ROYALTY INTERESTS                                             JANUARY 1, 1997
   -----------------                                             ---------------
   Net Proved Natural Gas Reserves (Bcf)(a)(b):
     Developed Producing........................................      82.388
                                                                    ========
   Estimated Future Net Revenues (in thousands) (a)(c):
     1997.......................................................    $ 29,080
     1998.......................................................      24,525
     1999.......................................................      20,740
     2000.......................................................      17,810
     2001.......................................................      15,487
     Thereafter.................................................     110,188
                                                                    --------
       Total....................................................    $217,830
                                                                    ========
       Total Discounted at 10 Percent...........................    $134,675
                                                                    ========

--------
(a) The estimates of reserves and future net revenues summarized in this table are based upon an unescalated price of $2.81 per MMBtu through 2004, which was the price being received by the Company under the Gas Purchase Agreement as of December 31, 1996. This price may not be the most representative price for estimating reserves or related future net revenues data. See "--Gas Purchase Agreement."
(b) The estimated economic life of the wells comprising the Royalty Interests has been determined taking into account the Section 29 tax credits.
(c) Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests for gas production less the relevant share of production, property and related taxes (including severance taxes). Overhead costs have not been included, nor have the effects of depreciation, depletion and federal income tax. Estimated future net revenues do not include any Section 29 tax credits, although, as discussed in footnote (b) above, Section 29 tax credits have been taken into account in determining the estimated economic life of the wells comprising the Royalty Interests. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

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

  The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 10.9 Bcf in 1997 to 5.1 Bcf in 2002.

  Tax Credits Based on Reserves. Based upon the production estimates used in the Reserve Estimate for the January 1, 1997 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 1997 rate of $1.0555 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $47.9 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $29.6 million.

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

NATURAL GAS SALES PRICES AND PRODUCTION

  The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the period from June 1, 1994 (effective date of the Conveyance) through December 31, 1994 and for the years ended December 31, 1995 and December 31, 1996:

                                                                  JUNE 1, 1994
                                                               (EFFECTIVE DATE OF
                            YEAR ENDED        YEAR ENDED     THE CONVEYANCE) THROUGH
                         DECEMBER 31, 1996 DECEMBER 31, 1995    DECEMBER 31, 1994
                         ----------------- ----------------- -----------------------
Production attributable
 to the Royalty
 Interests (Bcf)........       11.9              12.4                  7.6
Weighted average
 property, production
 and related taxes (per
 Mcf)...................       $ .13             $ .10                $ .10
Average Contract Price
 (per Mcf)..............       $2.40             $1.84                $1.83

GAS PURCHASE AGREEMENT

  Sonat Marketing is required to purchase the Subject Gas pursuant to the Gas Purchase Agreement. The Company has advised the Trust that the Gas Purchase Agreement extends until December 31, 2001 and will be automatically renewed each year unless terminated by either party. Pursuant to the Gas Purchase Agreement, Sonat Marketing is obligated to purchase monthly up to the Monthly Base Quantity designated in the Gas Purchase Agreement of the Subject Gas at the Contract Price, which includes a Premium over the Index Price and is subject to a Minimum Price of $1.85 per MMBtu and a Maximum Price of $2.63 per MMBtu until December 31, 1998. While the Minimum Price assures the Unitholder a minimum price at which the Monthly Base Quantities of the Subject Gas must be purchased, until January 1, 1999, Unitholders will not benefit from natural gas prices in excess of $2.63 per MMBtu. The Minimum Price and the Maximum Price will cease to apply after December 31, 1998. Prior to April 1, 1996, Sonat Marketing was obligated to purchase the Subject Gas in excess of the Monthly Base Quantity at the Index Price. Effective April 1, 1996, the price payable for Subject Gas in excess of the Monthly Base Quantity will equal the Index Price plus $.02. The Company has advised the Trust that at the end of the primary term or any extensions thereof Sonat Marketing will be obligated to purchase the Subject Gas at the Index Price until such time as the Company and Sonat Marketing negotiate a different price, and that the Company will have the ability to obtain an offer to purchase the Subject Gas from another purchaser and terminate the Gas Purchase Agreement if Sonat Marketing does not match such offer.

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

  Operating Agreement. Pursuant to the Operating Agreement, River Gas operates and maintains the Underlying Properties for the Company and the other working interest owners. The Operating Agreement has a one-year term and will be automatically renewed for additional one year periods unless either party provides written notice to the other party of its desire to terminate the Operating Agreement at least six months prior to the date on which the agreement is to terminate. Upon not less than 30 days' notice either River Gas or the Company may terminate the Operating Agreement if: (i) the other party has committed a material breach of the Operating Agreement, unless such breach is cured in the manner specified in the Operating Agreement; (ii) the other party files a petition for relief under federal or state bankruptcy laws, the other party's insolvency is determined by a final court proceeding, the other party's filing of a petition or application to accomplish such a result or for the appointment of a receiver or trustee for such party or for a substantial part of its assets or commencement of any proceedings relating to the other party under any other reorganization, arrangement, insolvency, adjustment of debt or liquidation law of any jurisdiction; provided, however, that if such proceeding is not commenced, the proceeding will not give rise to a right to terminate the Operating Agreement unless such party consents or such proceeding has not been finally dismissed within 90 days after its commencement; or (iii) after good faith negotiations River Gas and the Company and the other working interest owners cannot agree on an annual operating plan or budget for any year.

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

SALE AND ABANDONMENT OF UNDERLYING PROPERTIES

  The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 1996, none of the wells included in the Underlying Properties had been plugged and abandoned.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Certain information with respect to the Units of the Trust and the market therefor is set forth on the inside front cover of the Trust's Annual Report to Unitholders for the year ended December 31, 1996 under the section entitled "Units of Beneficial Interest" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data of the Trust is set forth on the inside front cover of the Trust's Annual Report to Unitholders for the year ended December 31, 1996 under the section entitled "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages two and three of the Trust's Annual Report to Unitholders for the year ended December 31, 1996 are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements of the Trust and notes thereto, together with the report thereon of Deloitte & Touche LLP, independent auditors, dated March 21, 1997, appearing on pages (four through 11) of the Trust's Annual Report to Unitholders for the year ended December 31, 1996, are incorporated herein by reference.

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

  Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $30,900, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate which is currently $120 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000 which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 1996, the Trustee and the Delaware Trustee received total compensation of $31,853 and $5,000, respectively.

  Compensation of the Transfer Agent. The Transfer Agent receives a transfer agency fee of $3.25 annually per account, plus $1.50 for each certificate issued and $.40 for each check issued (subject to an annual minimum of $7,200).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ADMINISTRATIVE SERVICES AGREEMENT

  Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee, payable in equal quarterly installments, is currently $318,270 and will increase annually by three percent.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

  1. Financial Statements (incorporated by reference in Item 8. of this report)

    Independent Auditors' Report

    Statements of Assets, Liabilities and Trust Corpus as of December 31, 1996 and 1995

    Statements of Distributable Income for the years ended December 31, 1996 and 1995 and the period from May 31, 1994 (date of inception) to December 31, 1994

    Statements of Changes in Trust Corpus for the years ended December 31, 1996 and 1995 and the period from May 31, 1994 (date of inception) to December 31, 1994

    Notes to Financial Statements

  2. Financial Statement Schedules

  Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

  3. Exhibits

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
  3.1    --Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc.,
          Dominion Resources, Inc., Mellon Bank (DE) National Association and
          NationsBank of Texas, N.A. (filed as Exhibit 3.1 to Dominion
          Resources, Inc.'s Registration Statement* on Form S-3 (No. 33-53513),
          and incorporated herein by reference).
  3.2    --First Amendment of Trust Agreement of Dominion Resources Black
          Warrior Trust dated as of June 27, 1994, by and among Dominion Black
          Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE)
          National Association and NationsBank of Texas, N.A. (filed as Exhibit
          3.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).
 10.1    --Overriding Royalty Conveyance dated as of June 28, 1994, from
          Dominion Black Warrior Basin, Inc. to Dominion Resources Black
          Warrior Trust (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).
 10.2    --Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior
          Trust (filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).
 10.3    --Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc.,
          NationsBank of Texas, N.A., and Mellon Bank (DE) National Association
          (filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
 10.4    --Gas Purchase Agreement, dated as of May 3, 1994, between Sonat
          Marketing and the Company (filed as Exhibit 10.2 to Dominion
          Resources, Inc.'s Registration Statement* on Form S-3 (No. 33-53513),
          and incorporated herein by reference).

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
 10.5    --Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat
          Marketing and the Company (filed as Exhibit 10.1 to the Registrant's
          Form 10-Q for the quarter ended June 30,1996 and incorporated herein by reference).
 13.1    --The following information appearing on the following pages of the
          Registrant's 1996 Annual Report to Unitholders: (i) Trustee's
          discussion and analysis of financial condition and results of operations, pages two and three; (ii) selected financial data, inside front cover; (iii) the section entitled "Units of Beneficial
          Interest," inside front cover; and (iv) the financial statements of the Trust, pages four through 11.
 23.1    --Consent of Ryder Scott Company Petroleum Engineers, independent petroleum engineers.
 27.1    --Financial Data Schedule.
 99.1    --Summary of Reserve Report, dated March 14, 1997, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of
          January 1, 1997, prepared by Ryder Scott Company Petroleum Engineers, independent petroleum engineers.

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

Date: March 31, 1997

            (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)