Form 10-Q
period 1997-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1997-05-14
CIK 923680

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997

                                      or

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

    Number of units of beneficial interest outstanding at May 1, 1997:
7,850,000

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements.

    The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1996, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1997, the distributable income and the changes in trust corpus for the three-month periods ended March 31, 1997 and 1996, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

          The condensed financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A.,
 as Trustee of Dominion Resources
 Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of March 31, 1997, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1997 and 1996. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 1996, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 21, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1996, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 9, 1997

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                       March 31, 1997     December 31, 1996
                                       --------------     -----------------
                                        (unaudited)
ASSETS
------
Cash and cash equivalents               $     71,698        $    149,707
Royalty interests in
  gas properties (less accumulated
  amortization of $50,167,809
  at March 31, 1997 and
  $46,205,805 at
  December 31, 1996)                     105,649,692         109,611,696
                                        ------------        ------------

TOTAL ASSETS                             105,721,390        $109,761,403
                                        ============        ============
LIABILITIES AND TRUST CORPUS
----------------------------
Trust administration expenses
 payable                                $    132,052        $    199,326

Trust corpus -
 7,850,000 units of beneficial
 interest authorized, issued
 and outstanding                         105,589,338         109,562,077
                                        ------------        ------------
TOTAL LIABILITIES
AND TRUST CORPUS                        $105,721,390        $109,761,403
                                        ============        ============

The accompanying notes are an integral part of these condensed financial statements.
--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                        For              For
                                     the Three        the Three
                                   Months Ended     Months Ended
                                  March 31, 1997   March 31, 1996
                                  ---------------  ---------------

Royalty income                        $6,796,794       $5,719,160
Interest income                           17,302           14,170
                                      ----------       ----------
                                       6,814,096        5,733,330

General and administrative
    expenses                            (198,056)        (199,302)
                                      ----------       ----------
Distributable income                  $6,616,040       $5,534,028
                                      ==========       ==========

Distributable income
    per unit (7,850,000 units)        $      .84       $      .70
                                      ==========       ==========

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                           For              For
                                        the Three        the Three
                                      Months Ended     Months Ended
                                     March 31, 1997   March 31, 1996
                                     ---------------  ---------------

Trust corpus, beginning of period      $109,562,077     $125,545,839
Amortization of royalty interests        (3,962,004)      (5,156,152)
Distributable income                      6,616,040        5,534,028
Distributions to unitholders             (6,626,775)      (5,545,930)
                                       ------------     ------------
Trust corpus, end of period            $105,589,338     $120,377,785
                                       ============     ============

Distributions per unit (7,850,000
units)                                 $        .84     $        .71
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

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

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

    The Trust received royalty income amounting to $6,796,794 during the first quarter of 1997 compared to $5,719,160 during the first quarter of 1996. This revenue was derived from the receipt of cash on production of 2,978 Mmcf at an average price received of $2.41 per mcf after deducting production taxes of $392,850 compared to 3,072 Mmcf with an average price of $1.96 per mcf after deducting production taxes of $316,393 in the first quarter of 1996. For the three-month period ended March 31, 1997, the Trust was positively impacted by the increase in natural gas prices. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Because production taxes are based on revenues rather than production volumes, production taxes increased even though production volumes decreased.

    Administrative expenses during the first quarter of 1997 amounted to $198,056 compared to $199,302 in the comparable period in 1996. This decrease in administrative expenses was caused by the timing of payment of certain professional expenses. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period.

    Distributable income for the first quarter 1997 was $6,616,040 or $.84 per Unit compared to distributable income for the first quarter of 1996 of $5,534,028 or $.70 per Unit. The Trust made a distribution on March 3, 1997 of $.844175 per Unit compared to a distribution of $.706488 per Unit made during the first quarter of 1996.

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


                                DOMINION RESOURCES BLACK WARRIOR TRUST

                                By:  NATIONSBANK OF TEXAS, N.A., Trustee



                                By:  /s/ Ron E. Hooper
                                     ------------------------------------------
                                     Ron E. Hooper
                                     Vice President


Date:  May 13, 1997

              (The Trust has no directors or executive officers.)