Form 10-Q
period 1997-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1997-08-14
CIK 923680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1997

                                      or

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

    Number of units of beneficial interest outstanding at August 14, 1997:
                                   7,850,000

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements.

    The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1996, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1997, the distributable income for the three-month and six-month periods ended June 30, 1997 and 1996 and the changes in trust corpus for the six-month periods ended June 30, 1997 and 1996, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

          The condensed financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A.,
 as Trustee of Dominion Resources
 Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 1997, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1997 and 1996 and changes in trust corpus for the six-month periods ended June 30, 1997 and 1996. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 8, 1997

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

--------------------------------------------------------------------------------

                                      June 30, 1997  December 31, 1996
                                      -------------  -----------------
                                       (UNAUDITED)
ASSETS
------
Cash and cash equivalents              $      2,895       $    149,707
Royalty interests in
  gas properties (less accumulated
  amortization of $53,975,980
  at June 30, 1997 and
  $46,205,805 at
  December 31, 1996)                    101,841,520        109,611,696
                                       ------------       ------------
TOTAL ASSETS                           $101,844,415       $109,761,403
                                       ============       ============
LIABILITIES AND TRUST CORPUS
----------------------------
Trust administration expenses
 payable                               $     93,427       $    199,326
Trust corpus -
7,850,000 units of
beneficial interest
authorized, issued and
outstanding                             101,750,988        109,562,077
                                       ------------       ------------
TOTAL LIABILITIES
AND TRUST CORPUS                       $101,844,415       $109,761,403
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

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                       For             For
                                    the Three       the Three
                                   Months Ended    Months Ended
                                  June 30, 1997   June 30, 1996
                                  --------------  --------------

Royalty income                      $ 6,536,800     $ 7,252,860
Interest income                          21,649          18,447
                                    -----------     -----------
                                      6,558,449       7,271,307

General and administrative
    expenses                           (245,510)       (208,219)
                                    -----------     -----------
Distributable income                $ 6,312,939     $ 7,063,088
                                    ===========     ===========
Distributable income
    per unit (7,850,000 units)      $       .80     $       .90
                                    ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                       For             For
                                     the Six         the Six
                                   Months Ended    Months Ended
                                  June 30, 1997   June 30, 1996
                                  --------------  --------------

Royalty income                      $13,333,594     $12,972,020
Interest income                          38,951          32,617
                                    -----------     -----------
                                     13,372,545      13,004,637

General and administrative
    expenses                           (443,567)       (407,521)
                                    -----------     -----------
Distributable income                $12,928,978     $12,597,116
                                    ===========     ===========
Distributable income
    per unit (7,850,000 units)      $      1.65     $      1.60
                                    ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------

                                          For             For
                                        the Six         the Six
                                      Months Ended    Months Ended
                                     June 30, 1997   June 30, 1996
                                     --------------  --------------

Trust corpus, beginning of period     $109,562,077    $125,545,839
Amortization of royalty interests       (7,770,175)    (10,159,257)
Distributable income                    12,928,978      12,597,116
Distributions to unitholders           (12,969,892)    (12,600,047)
                                      ------------    ------------
Trust corpus, end of period           $101,750,988    $115,383,651
                                      ============    ============
Distributions per unit
   (7,850,000 units)                  $       1.65    $       1.61
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

    The Trust is a grantor trust formed to acquire and hold certain overriding royalty interests (the "Royalty Interests") burdening proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the "Underlying Properties") owned by the Company. The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust.
On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Overriding Royalty Conveyance (the "Conveyance") dated effective as of June 1, 1994, from the Company to the Trust, in consideration for all the 7,850,000 authorized units of beneficial interest ("Units") in the Trust. The Company transferred its Units to its parent, Dominion Energy, Inc., a Virginia corporation, which in turn transferred such Units to its parent, Dominion Resources, which sold 6,850,000 of such Units to the public through various underwriters (the "Underwriters") in June 1994 and an additional 54,000 Units through the Underwriters in August 1994. The remaining 946,000 Units held by Dominion Resources were sold to the public through certain of the Underwriters in June 1995 pursuant to Post-Effective Amendment No. 1 to the Form S-3 Registration Statement relating to the Units. All of the production attributable to the Underlying Properties is from the Pottsville coal formation and currently constitutes coal seam gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to
Section 29 of the Internal Revenue Code of 1986, as amended, upon the production and sale of such gas.

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

Three and Six Months Ended June 30, 1997 Compared To Three and Six Months Ended
-------------------------------------------------------------------------------
June 30, 1996
-------------

    The Trust received royalty income amounting to $6,536,800 during the second quarter of 1997 compared to $7,252,860 during the second quarter of 1996. This revenue was derived from the receipt of cash on production of 2,863,355 Mmcf at an average price received of $2.41 per mcf after deducting production taxes of $375,276 compared to 2,980,587 Mmcf with an average price of $2.43 per mcf after deducting production taxes of $424,675 in the second quarter of 1996. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Royalty income for the six months ended June 30, 1997 was $13,333,594 as compared to $12,972,020 for the same period in 1996. This revenue was derived from the receipt of cash on production of 5,840,355 Mmcf at an average price received of $2.41 per mcf after deducting production taxes of $768,126, compared to 6,052,849 Mmcf at an average price received of $2.27 per mcf after deducting production taxes of $741,069 for the same period in 1996. These fluctuations for the six month periods are attributed to the factors stated above.

    Interest income during the second quarter of 1997 amounted to $21,649 as compared to $18,447 for the comparable period in 1996. Interest income for the six months ended June 30, 1997 was $38,951 compared to $32,617 for the comparable period in 1996. These differences were primarily due to the Trust having funds available for investment for a longer period of time.

    Administrative expenses during the second quarter of 1997 amounted to $245,510 compared to $208,219 in the comparable period in 1996. Administrative expenses for the six months ended June 30, 1997 were $443,567 as compared to $407,521 for the same period in 1996. This increase in administrative expenses was caused by the timing of payment of certain professional expenses in June, 1997. This expense was primarily related to reimbursement to Dominion Resources for payment of past engineering reports.

    Distributable income for the second quarter 1997 was $6,312,939 or $.80 per Unit compared to distributable income for the second quarter of 1996 of $7,063,088 or $.90 per Unit. Distributable income for the six months ended June 30, 1997 was $12,928,978 as compared to $12,597,116 for the same period in 1996. The Trust made a distribution on June 9, 1997 of $.808040 per Unit compared to a distribution of $.898613 per Unit made during the second quarter of 1996.

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


Date:  August 14, 1997

              (The Trust has no directors or executive officers.)