Form 10-Q
period 1997-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1997-11-10
CIK 923680

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997

                                      or

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

    Number of units of beneficial interest outstanding at October 31, 1997:
7,850,000

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements.

    The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1996, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1997, the distributable income for the three-month and nine-month periods ended September 30, 1997 and 1996 and the changes in trust corpus for the nine-month periods ended September 30, 1997 and 1996, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

    The condensed financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A.,
  as Trustee of Dominion Resources
  Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 1997, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 1997 and 1996, and changes in trust corpus for the nine-month periods ended September 30, 1997 and 1996.
These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 5, 1997

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS
------------------------------------------------------------------------------




                                             September 30,      December 31,
                                                 1997              1996
                                             -------------      ------------
                                              (unaudited)
ASSETS
------

Cash and cash equivalents                      $    50,097        $    149,707
Royalty interests in
  gas properties (less accumulated
  amortization of $57,767,959
  at September 30, 1997 and $46,205,805
  at December 31, 1996)                         98,049,541         109,611,696
                                               -----------        ------------

TOTAL ASSETS                                   $98,099,638        $109,761,403
                                               ===========        ============


LIABILITIES AND TRUST CORPUS
----------------------------

Trust administration expenses payable          $   106,548        $    199,326

Trust corpus -
     7,850,000 units of
     beneficial interest
     authorized, issued and
     outstanding                                97,993,090         109,562,077
                                               -----------        ------------

TOTAL LIABILITIES
     AND TRUST CORPUS                          $98,099,638        $109,761,403
                                               ===========        ============

The accompanying notes are an integral part of these condensed financial statements.
--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------



                                          For                 For
                                       the Three           the Three
                                     Months Ended         Months Ended
                                  September 30, 1997   September 30,1996
                                  -------------------  ------------------

Royalty income                            $5,596,655          $6,700,067
Interest income                               17,811              16,889
                                          ----------          ----------
                                           5,614,466           6,716,956

General and administrative
    expenses                                (145,082)           (125,628)
                                          ----------          ----------
Distributable income                      $5,469,384          $6,591,328
                                          ==========          ==========

Distributable income
    per unit (7,850,000 units)            $      .70          $      .84
                                          ==========          ==========




The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------



                                          For                  For
                                       the Nine             the Nine
                                     Months Ended         Months Ended
                                  September 30, 1997   September 30, 1996
                                  -------------------  -------------------

Royalty income                           $18,930,249          $19,672,087
Interest income                               56,762               49,506
                                         -----------          -----------
                                          18,987,011           19,721,593

General and administrative
    expenses                                (588,648)            (533,149)
                                         -----------          -----------
Distributable income                     $18,398,363          $19,188.444
                                         ===========          ===========

Distributable income
    per unit (7,850,000 units)           $      2.34          $      2.44
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

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------



                                             For                  For
                                          the Nine             the Nine
                                        Months Ended         Months Ended
                                     September 30, 1997   September 30, 1996
                                     -------------------  -------------------

Trust corpus, beginning of period          $109,562,077         $125,545,839
Amortization of royalty interests           (11,562,154)         (15,169,170)
Distributable income                         18,398,363           19,188.444
Distributions to unitholders                (18,405,196)         (19,133,159)
                                           ------------         ------------
Trust corpus, end of period                $ 97,993,090         $110,431,954
                                           ============         ============

Distributions per unit (7,850,000 units)   $       2.34         $       2.44
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

Three and Nine Month Periods Ended September 30, 1997 Compared to Three and Nine
--------------------------------------------------------------------------------
Months Ended September 30, 1996
-------------------------------

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

    The Trust received royalty income amounting to $5,596,655 during the third quarter of 1997 compared to $6,700,067 during the third quarter of 1996. This revenue was derived from the receipt of cash on production of 2,850 Mmcf at an average price received of $1.96 per mcf after deducting production taxes of $336,694 compared to 2,985 Mmcf with an average price of $2.24 per mcf after deducting production taxes of $396,307 in the third quarter of 1996. For the nine months ended September 30, 1997, the Trust received royalty income amounting to $18,930,249 compared to $19,672,087 during the same period in 1996. This revenue was derived from the receipt of cash on production of 8,690 Mmcf at an average price received of $2.17 per mcf after deducting production taxes of $1,104,820 compared to 9,038 Mmcf at an average price of $2.18 per mcf after deducting production taxes of $1,137,375 for the nine months ended September 30, 1996. For the three-month and nine-month periods ended September 30, 1997, the Trust was negatively impacted by the decrease in natural gas prices. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

    Administrative expenses during the third quarter of 1997 amounted to $145,082 compared to $125,628 in the comparable period in 1996. This increase in administrative expenses was caused by timing of payment of certain professional expenses. Administrative expenses for the nine months ended September 30, 1997 amounted to $588,648 compared to $533,149 for the same period in 1996. This increase is primarily related to a reimbursement payment to Dominion Resources for past Engineering Reports. For each of these periods, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period.

    Distributable income for the third quarter 1997 was $5,469,384 or $.70 per Unit compared to distributable income for the third quarter of 1996 of $6,591,328 or $.84 per Unit. Distributable income for the nine months ended September 30, 1997 was $18,398,363 or $2.34 per Unit compared to $19,188,444 or
$2.44 per Unit for the same period in 1996. The Trust made a distribution on September 9, 1997 of $.692395 per Unit compared to a distribution of $.832243 per Unit made during the third quarter of 1996.

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



Date:  November 7, 1997


              (The Trust has no directors or executive officers.)