Form 10-K405
period 1997-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1998-03-30
CIK 923680

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

(Mark One)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 13, 1998, there were 7,850,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $158,963,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
================================================================================

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I......................................................      1
  Item 1.  Business.........................................      1
     GLOSSARY...............................................      1
     DESCRIPTION OF THE TRUST...............................      4
       Creation and Organization of the Trust...............      4
       Assets of the Trust..................................      4
       Duties and Limited Powers of the Trustee and the
        Delaware Trustee....................................      4
       Resignation of Trustees..............................      5
       Transfer of Royalty Interests........................      5
       Liabilities of the Trust.............................      5
       Liabilities of the Trustee and the Delaware
        Trustee.............................................      6
       Termination and Liquidation of the Trust.............      6
       Arbitration and Actions by Unitholders...............      7
     DESCRIPTION OF UNITS...................................      8
       Distributions and Income Computations................      8
       Conditional Right of Repurchase......................      9
       Possible Divestiture of Units........................     10
       Periodic Reports.....................................     10
       Voting Rights of Unitholders.........................     11
       Liability of Unitholders.............................     12
       Transfer Agent.......................................     12
     FEDERAL INCOME TAX CONSIDERATIONS......................     12
       Summary of Certain Federal Income Tax Consequences...     13
     ERISA CONSIDERATIONS...................................     17
     STATE TAX CONSIDERATIONS...............................     17
       Alabama Income Tax...................................     17
       Alabama Franchise Tax................................     18
       Alabama Severance Taxes..............................     18
       Other Alabama Taxes..................................     18
     REGULATION AND PRICES..................................     18
       Regulation of Natural Gas............................     18
       Environmental Regulation.............................     19
       Competition, Markets and Prices......................     20
  Item 2.  Properties.......................................     20
     THE ROYALTY INTERESTS..................................     20
       The Underlying Properties............................     20
       The Royalty Interests................................     22
       Reserve Estimate.....................................     24
       Natural Gas Sales Prices and Production..............     25
       Gas Purchase Agreement...............................     25
       Operation of Properties..............................     26
       Sale and Abandonment of Underlying Properties........     27
       Dominion Resources' Assurances.......................     27
       Title to Properties..................................     28
  Item 3.  Legal Proceedings................................     28
  Item 4.  Submission of Matters to a Vote of Security
       Holders..............................................     28
PART II.....................................................     29
  Item 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters..................................     29
  Item 6.  Selected Financial Data..........................     29
  Item 7.  Trustee's Discussion and Analysis of Financial
           Condition and Results of Operations..............     29

                                                                PAGE
                                                                ----
  Item 8.  Financial Statements and Supplementary Data......     32
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............     41
PART III....................................................     41
  Item 10. Directors and Executive Officers of the
       Registrant...........................................     41
  Item 11. Executive Compensation...........................     41
  Item 12. Security Ownership of Certain Beneficial Owners
       and Management.......................................     41
  Item 13. Certain Relationships and Related Transactions...     42
             Administrative Services Agreement..............     42
             Dominion Resources' Conditional Right of
            Repurchase......................................     42
             Potential Conflicts of Interest................     42
PART IV.....................................................     43
  Item 14. Exhibits, Financial Statement Schedules and
       Reports on Form 8-K..................................     43
             Financial Statements...........................     43
             Financial Statement Schedules..................     43
             Exhibits.......................................     43
             Reports on Form 8-K............................     44

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

     "Premium" means the premium per MMbtu on a wet basis pursuant to the Gas Purchase Agreement from June 1, 1994 through December 31, 2001 as follows:

                        INDEX PRICE                            PREMIUM
                         ($/MMBTU)                            ($/MMBTU)
                        -----------                           ---------
Below $2.00.................................................   $0.050
$2.01-2.25..................................................   $0.060
$2.26-2.50..................................................   $0.065
Above $2.50.................................................   $0.070

     "Prospectus" means the prospectus dated June 21, 1994, as supplemented by the final prospectus supplement dated June 1, 1995, relating to the offer and sale of the Units, and forming a part of Dominion Resources' Registration Statement on Form S-3 (No. 33-53513).

     "Reserve Estimate" means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 1998, prepared by Ryder Scott.

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

ASSETS OF THE TRUST

     The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist of overriding royalty interests burdening the Company's interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company's Gross Proceeds (as defined below). The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). See "Properties -- The Royalty Interests."

     The Company has advised the Trustee that all the production attributable to the Underlying Properties is from the Pottsville coal formation and currently constitutes coal seam gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to Section 29 of the Code, upon the production and sale of such gas. See "-- Federal Income Taxation."

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

     The Royalty Interests are passive in nature and neither the Trustee nor the Delaware Trustee have any control over or any responsibility relating to the operation of the Underlying Properties. The Company does not have any contractual commitment to the Trust to develop further the Underlying Properties or to maintain its ownership interest in any of the Underlying Properties. The Company may sell the Company Interests subject to and burdened by the Royalty Interests and, absent certain conditions having been met, with the continuing benefit of Dominion Resources' assurances and the Gas Purchase Agreement. For a description of the Underlying Properties, the Royalty Interests and other information relating to such properties, see "Properties -- The Royalty Interests."

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

LIABILITIES OF THE TRUST

     Because of the passive nature of the Trust assets and the restrictions on the activities of the Trustee, the only liabilities the Trust has incurred are those for routine administrative expenses, such as trusteeship fees and accounting, engineering, legal and other professional fees and the administrative services fee paid to Dominion Resources. If a court were to hold that the Trust is taxable as a corporation, then the Trust would incur substantial federal income tax liabilities. See also "-- State Tax Considerations -- Alabama Franchise Tax."

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

TERMINATION AND LIQUIDATION OF THE TRUST

     The Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 66 2/3 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than $1.2 to $1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of (a) estimated future net revenues from proved reserves attributable to the Royalty Interests plus (b) the amount of all remaining Section 29 tax credits attributable to the Royalty Interests, is equal to or less than $5 million (as applicable, the "Termination Date"). Upon such occurrence, the remaining assets of the Trust will be sold, the net proceeds of the sale will be distributed to the Unitholders and the Trust will be wound up and a certificate of cancellation filed.

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

     The right of a Unitholder to bring a derivative action on behalf of the Trust with respect to Dominion Resources' obligation to cure certain deficiencies under the Trust Agreement is subject to the restriction that such right may only be exercised by Unitholders owning of record not less than 25 percent of the Units then outstanding (treated as a single class) and then only absent action by the Trustee to enforce any such obligation within 10 days following receipt by the Trustee of a written request served upon the Trustee by such Unitholders to take such action. In such an event, Unitholders owning of record not less than 25 percent of the Units then outstanding may, acting as a single class and on behalf of the Trust, seek to enforce such obligations. See "Properties -- The Royalty Interests -- Dominion Resources' Assurances."

                              DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 13, 1998, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.

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

     Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendments of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Trustee or the Delaware Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. Without the written consent of Dominion Resources and the approval of not less than 66 2/3 percent of the outstanding Units, no provision of the Trust Agreement may be amended with respect to (a) the sale or disposition of all or any part of the Trust estate, including the Royalty

Interests, except as specifically provided in the Trust Agreement, (b) termination of the Trust and the disposition of Trust assets upon liquidation of the Trust or (c) the Company's right of first refusal with respect to the purchase of any remaining Royalty Interests upon termination of the Trust. Without the written consent of Dominion Resources and the approval of a majority of the outstanding Units, no amendment may be made to the Trust Agreement that would alter Dominion Resources' conditional right to repurchase all outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Dominion Resources or its affiliates. Additionally, any amendment that increases the obligations, duties or liabilities of or affects the rights of the Trustee or the Delaware Trustee must be consented to by such entity. The Trustee, the Delaware Trustee, Dominion Resources and the Company may, without approval of the Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of the Unitholders. In addition, (i) Dominion Resources may direct the Trustee to change the name of the Trust without approval of the Unitholders and (ii) in the event that a business purpose of the Trust is found or deemed to exist by any taxing or other authority on which finding any taxation authority might rely, the Trustee is authorized to amend or delete and, subject to the receipt of an opinion of counsel reasonably satisfactory to the Trustee, the Trustee, the Delaware Trustee, Dominion Resources and the Company will amend or delete any provision of the Trust Agreement or take such other action as may be necessary to eliminate such business purpose, without approval of the Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Conveyance and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under "Description of the Trust -- Termination and Liquidation of the Trust," all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.

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

     The sections entitled "Federal Income Tax Consequences" and "Risk
Factors -- Tax Considerations" appearing in the Prospectus set forth, respectively, a discussion of the material federal income tax matters of general application of the acquisition, ownership and sale of the Units acquired in the Public Offerings and a discussion of certain risk factors associated with matters of federal income taxation as applied to the Trust and such Unitholders.

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

Classification and Taxation
of the Trust...............  The Trust is a grantor trust and not an association taxable as a corporation. As a grantor trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Economic Substance of
  Ownership of Units.......  Generally, a taxpayer is entitled to claim deductions and tax credits generated by an investment only if the investment has economic substance. The application of this principle in the context of the production and sale of nonconventional fuels (like coal seam gas) which generate the Section 29 tax credit is uncertain because such application has not been addressed either by a court or the IRS. An investment has economic substance if the investor can demonstrate that there is a reasonable possibility of deriving an economic profit from the investment in excess of a de minimis amount, apart from tax benefits. In many cases, economic profit has been computed by comparing the taxpayer's total cash investment to the total cash reasonably expected to be received by the taxpayer as a result of the investment (a "Pre-Tax Profit Objective"). At the time of the Public Offerings, Special Counsel to Dominion Resources expressed the opinion (only in connection with the Public Offerings) that the ownership of Units purchased in either of the Public Offerings, whose ownership of Units is not subject to puts, calls or other risk allocation devices, has economic substance even if the owner has no Pre-Tax Profit Objective. No assurance is given either by the Trustee or counsel to the Trustee to a purchaser of Units in or following the Public

                             Offerings as to whether (and to what extent) such purchaser is or will be entitled to claim deductions and the Section 29 tax credit generated with respect to such Units.

Taxation of Unitholders....  Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with each such Unitholder's taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions......  The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 1997, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent and future obligations of the Trust. The deductions of the Trust consist of property, production and related taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See "Unitholder's Depletion Allowance" below.

Section 29 Tax Credits.....  Unitholders are entitled, provided certain requirements are met, to claim tax credits pursuant to Section 29 of the Code with respect to sales of coal seam gas production attributable to the Royalty Interests that is produced from the Existing Wells, the gross income from which is included in their taxable income. The Section 29 tax credit provides to a taxpayer a dollar-for-dollar reduction in his regular federal income tax liability and, therefore, generally provides to him a greater benefit than a deduction, which merely reduces the amount of his taxable income. Such credits may be earned each year until the year beginning January 1, 2003. For a Unitholder who owned the same Units of record on all four quarterly record dates during 1997, the available Section 29 tax credit is approximately $1.526576 per Unit, based on the first estimate of the GNP implicit price deflator published by the Bureau of Economic Analysis.

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

Limits on Unitholder's Use
of Credits.................  In any year, a Unitholder is permitted to reduce his regular federal income tax liability by the
                             Section 29 tax credits allocated to such Unitholder for such year on a dollar-for-dollar basis, but only to the extent such Unitholder's regular tax liability exceeds his alternative minimum tax liability (with certain adjustments). Any amount of
                             Section 29 tax credit in excess of a Unitholder's total regular federal income tax liability for a year is permanently lost. Section 29 tax credits cannot be used to reduce a Unitholder's liability for any alternative minimum tax for any taxable year but can be carried forward to reduce his regular tax liability in a subsequent year (subject to the applicable rules governing such carryforward(s)).

Quarterly Allocations......  Under the Code, a Unitholder is entitled to Section
                             29 tax credits only to the extent that he is an owner of the economic interest at the time the coal seam gas is produced. The Trustee allocates the income received by the Trust during a quarter, and the Section 29 tax credit allocable to such income, to Unitholders of record on the quarterly record date for such quarter. Such an allocation may be challenged by the IRS, but any challenge is likely to have a material adverse impact only if successful and only for Unitholders who do not own Units for a full quarter for each record date, particularly Unitholders who acquire Units shortly before a record date and sell shortly after a record date. At the time of each of the Public Offerings, Special Counsel declined to express an opinion as to whether the IRS would accept quarterly allocations or would require income, credits and deductions of the Trust to be determined and allocated daily based on ownership at the time of production or on some other basis.

Treatment of the Royalty
  Interests................  Each Royalty Interest is a nonoperating economic interest in an Underlying Property because it is a right to a fixed percentage of the gross proceeds from the sale of gas as, if and when produced from such properties, the right endures for the economic life of the burdened reserves and the right is not required to bear any cost in developing or producing such gas.

Unitholder's Depletion
Allowance..................  Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalty Interests (or, if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the Royalty Interests is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion. No depletion allowances were available to Unitholders in respect of production from the Royalty Interests prior to June 28, 1994.

Non-Passive Activity
Income, Credits and Loss...  The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the Code for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business. Section 29 tax credits generated by an investment in Units, therefore, can be utilized to offset regular tax liability on income from any source whether active or passive, subject to other limitations discussed herein or arising from the individual tax circumstances of each Unitholder. See "Limits on Unitholder's Use of Credits" above.

Tax Shelter Registration...  The Trust is registered as a "tax shelter" and its tax shelter registration number is 94-277000355. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

Substantial Understatement
  Penalty..................  Section 6662 of the Code imposes a penalty in certain circumstances for a substantial
                             understatement of taxes if a taxpayer's tax liability is understated by more than the greater of (i) 10 percent of the taxes required to be shown on the return and (ii) $5,000 ($10,000 for most corporations). The penalty (which is not deductible) is 20 percent of the understatement.

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

Unitholder Reporting
Information................  The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and the Section 29 tax credits on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. Unless the final information issued by the U.S. Treasury Department at the end of March regarding the amount of the section 29 credit for 1997 differs materially from the Trustee's estimate, the final information will be contained in the next quarterly report. However, to the extent the final information issued by the U.S. Treasury Department causes the tax credit amounts for 1997 to materially differ from the Trustee's estimates contained in the 1997 Tax Information booklet, the Trustee will promptly mail final tax credit information to each affected Unitholder.

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

     Alabama tax counsel has advised the Trust that the Alabama Department of Revenue (the "DOR") will permit the Trust to file a "composite income tax return" on behalf of all Unitholders who are not residents of Alabama, and that the filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for 1995 and 1996 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 1997 and each year thereafter for so long as the composite return will not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 1997. Accordingly, no Alabama state income tax is due under the 1997 return. No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 1997 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, "Nonresident Unitholders" will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year which shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as "Resident Unitholders."

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

ENVIRONMENTAL REGULATION

     Operations on the Underlying Properties associated with the production of natural gas are subject to numerous federal and state laws, rules and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws, rules and regulations require the acquisition of certain permits, impose substantial liabilities for pollution resulting from exploration and production operations and may also restrict air or other pollution resulting from operations. It is possible that federal and state environmental laws and regulations will become more stringent in the future. For instance, legislation has been proposed in Congress in connection with the pending reauthorization of the Federal Resource Conservation and Recovery Act ("RCRA") that would amend RCRA to reclassify certain oil and gas production wastes as "hazardous waste." If adopted, this amendment would result in more rigorous and expensive disposal requirements. It is impossible to predict what the precise effect additional regulation or legislation, or enforcement policies thereunder, could have on the operation of the Underlying Properties. However, any costs or expenses incurred by the Company in connection with environmental liabilities arising out of or relating to activities occurring on, in or in connection with, or conditions existing on or under, the Underlying Properties, will be borne by the Company and not the Trust and such costs and expenses will not be deducted in calculating Gross Proceeds. Such costs and expenses may, however, be taken into account by the Company in exercising its rights to abandon a well and may accelerate the termination of the Trust. See "Properties -- The Royalty Interests -- Sale and Abandonment of Underlying Properties" and "Properties -- Description of the Trust -- Termination and Liquidation of the Trust."

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

     While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it estimates that it plans to expend approximately $55,000 during 1998 for anticipated expenditures related to compliance with environmental laws.

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

     The Trust's revenues and distributions to Unitholders will be primarily dependent on the sales prices for Gas produced from the Underlying Properties and the quantities of Gas sold. Natural gas prices have historically been volatile and are likely to continue to be volatile. Price volatility and the risk of production curtailment make it difficult to estimate the future levels of cash distributions to Unitholders or the value of the Units. While the Minimum Price will mitigate to some extent the negative effects of such volatility, the Maximum Price may limit the benefits Unitholders realize from future price increases. See "Properties -- The Royalty Interests -- Gas Purchase Agreement."

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

     The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by River Gas in accordance with the Operating Agreement. See "-- Operation of Properties." The Underlying Properties comprise 34,212 gross acres of land in an area approximately five miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 1997, the Underlying Properties contained 532 wells that were producing Gas, all of which were drilled prior to 1993.

     Well Count and Acreage Summary. The following table shows as of December 31, 1997, the gross and net producing wells and acreage for the Company Interests. The net wells and acreage are determined by multiplying the gross wells or acres by the Company Interests Owner's working interest in the wells or acreage.

                                                       NUMBER OF
                                                         WELLS             ACRES
                                                      ------------    ----------------
                                                      GROSS    NET    GROSS      NET
                                                      -----    ---    ------    ------
Company Interests...................................   532     519    34,212    33,391

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

     Water Removal and Disposal. Water from the wells located on the Underlying Properties is pumped from the wellhead to one of five water disposal systems, each with two ponds, where the water is analyzed and chemically treated to remove impurities, if necessary, prior to discharge into the Black Warrior River. Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by ADEM that expires in July 1999. The ADEM permit generally authorizes water disposal based upon the Black Warrior River's minimum flow rate and maximum chloride level. The Company has advised the Trust that since 1987 water disposal from the Underlying Properties has not been disrupted. Although the facilities of the Company have the capacity to store several days of water production, if water disposal into the Black Warrior River is disrupted, natural gas production from the wells on the Underlying Properties would be curtailed during the period of such disruption. See
"Business -- Regulation and Prices -- Environmental Regulation."

     Curtailments. The Company has advised the Trust that, during 1997, production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

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

     The Trust is subject to certain rules of the Bureau of Land Management under which the holding of interests in leases by persons other than citizens, nationals and legal resident aliens of the United States ("Eligible Citizens") are limited. As a result, non-Eligible Citizens are prohibited from owning Units. If any Units are acquired by persons or entities not constituting Eligible Citizens, such Unitholders may be required to sell such Units pursuant to a procedure set forth in the Trust Agreement. See "Business -- Description of the Trust -- Possible Divestiture of Units."

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

     Pratt Recompletions. To recover behind pipe reserves, the Company Interests Owner recompleted certain of the Existing Wells to the Pratt coal seam prior to March 31, 1997.

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

     Sale or Assignment of Royalty Interests. In certain situations, the Trust may sell or dispose of all or a part of the Royalty Interests, in which case the Trust would receive the proceeds therefrom and distribute such proceeds to the Unitholders, net of any amounts held as a reserve. See "Business -- Description of the Trust -- Transfer of Royalty Interests" and "Business -- Description of the Trust -- Duties and Limited Powers of the Trustee."

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

RESERVE ESTIMATE

     Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 1998, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ryder Scott. The natural gas reserves were estimated by Ryder Scott by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

                                                                   AS OF
                     ROYALTY INTERESTS                        JANUARY 1, 1998
                     -----------------                        ---------------
Net Proved Natural Gas Reserves (Bcf)(a)(b):
  Developed Producing.......................................       94,466
                                                                 ========
Estimated Future Net Revenues (in thousands)(a)(c):
  1998......................................................     $ 26,188
  1999......................................................       24,073
  2000......................................................       21,402
  2001......................................................       18,959
  2002......................................................       16,824
  Thereafter................................................      119,419
                                                                 --------
          Total.............................................     $226,865
                                                                 ========
          Total Discounted at 10 Percent....................     $128,924
                                                                 ========

---------------

(a) The estimates of reserves and future net revenues summarized in this table are based upon an unescalated price of $2.55 per MMBtu through 2004, which was the price being received by the Company under the Gas Purchase Agreement as of December 31, 1997. This price may not be the most representative price for estimating reserves or related future net revenues data. See "-- Gas Purchase Agreement."

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

     The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 10.9 Bcf in 1998 to 7.0 Bcf in 2002.

     Tax Credits Based on Reserves. Based upon the production estimates used in the Reserve Estimate for the January 1, 1998 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 1998 rate of $1.0578 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $46.9 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $37.9 million.

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

NATURAL GAS SALES PRICES AND PRODUCTION

     The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.

                                           YEAR ENDED          YEAR ENDED          YEAR ENDED
                                        DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                                        -----------------   -----------------   -----------------
Production attributable to the Royalty
  Interests (Bcf).....................         11.3                11.9                12.4
Weighted average property, production
  and related taxes (per Mcf).........        $ .13               $ .13               $ .10
Average Contract Price (per Mcf)......        $2.40               $2.40               $1.84

GAS PURCHASE AGREEMENT

     Sonat Marketing is required to purchase the Subject Gas pursuant to the Gas Purchase Agreement. The Company has advised the Trust that the Gas Purchase Agreement extends until December 31, 2001 and will be automatically renewed each year unless terminated by either party. Pursuant to the Gas Purchase Agreement, Sonat Marketing is obligated to purchase monthly up to the Monthly Base Quantity designated in the Gas Purchase Agreement of the Subject Gas at the Contract Price, which includes a Premium over the Index Price and is subject to a Minimum Price of $1.85 per MMBtu and a Maximum Price of $2.63 per MMBtu until December 31, 1998. While the Minimum Price assures the Unitholder a minimum price at which the Monthly Base Quantities of the Subject Gas must be purchased, until January 1, 1999, Unitholders will not benefit from natural gas prices in excess of $2.63 per MMBtu. The Minimum Price and the Maximum Price will cease to apply after December 31, 1998. Prior to April 1, 1996, Sonat Marketing was obligated to purchase the Subject Gas in excess of the Monthly Base Quantity at the Index Price. Beginning effective April 1, 1996, the price payable for Subject Gas in excess of the Monthly Base Quantity has equaled the Index

Price plus $.02. The Company has advised the Trust that at the end of the primary term or any extensions thereof, Sonat Marketing will be obligated to purchase the Subject Gas at the Index Price until such time as the Company and Sonat Marketing negotiate a different price, and that the Company will have the ability to obtain an offer to purchase the Subject Gas from another purchaser and terminate the Gas Purchase Agreement if Sonat Marketing does not match such offer.

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

     The Conveyance does not prohibit the transfer of the Underlying Properties by the Company, subject to and burdened by the Royalty Interests. The Company and the other working interest owners of the Underlying Properties will have the right, subject to certain restrictions, to abandon any well or lease on the Underlying Properties under certain circumstances. Upon abandonment of any such well or lease, that portion of the Royalty Interests relating thereto will be extinguished. See "-- Sale and Abandonment of the Underlying Properties."

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

SALE AND ABANDONMENT OF UNDERLYING PROPERTIES

     The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 1997, none of the wells included in the Underlying Properties had been plugged and abandoned.

     The Company may sell its interest in the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Trust or the Unitholders. Under the Trust Agreement, the Company has certain rights (but not the obligation) to purchase the Royalty Interests upon termination of the Trust. See "Business -- Description of the Trust Agreement -- Termination and Liquidation of the Trust."

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The units of beneficial interest ("Units") in the Trust are listed and traded on the New York Stock Exchange under the symbol "DOM". The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange and the amount of quarterly cash distributions per Unit paid by the Trust.

                                                                    PRICE
                                                            ----------------------    DISTRIBUTION
                                                              HIGH          LOW         PER UNIT
                                                              ----          ---       ------------
1997
First Quarter.............................................    $22 3/4       $20 1/2    $0.844175
Second Quarter............................................     23 1/2        21         0.808040
Third Quarter.............................................     25 3/16       20 1/4     0.692395
Fourth Quarter............................................     22 7/8        20         0.755724
1996
First Quarter.............................................    $19 1/2       $17 5/8    $0.706488
Second Quarter............................................     19 1/4        18 1/2     0.898614
Third Quarter.............................................     20 5/8        19 5/8     0.832243
Fourth Quarter............................................     24            19 3/8     0.798549

     At March 13, 1998, there were 7,850,000 Units outstanding and approximately 1,169 Unitholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                    FOR THE PERIOD
                                                                                     FROM MAY 31,
                                                                                    1994 (DATE OF
                                               YEAR ENDED DECEMBER 31,              INCEPTION) TO
                                     -------------------------------------------     DECEMBER 31,
                                        1997            1996            1995             1994
                                     -----------    ------------    ------------    --------------
Royalty Income....................   $24,977,563    $ 26,013,428    $ 21,603,550     $  7,596,511
Distributable Income..............   $24,338,026    $ 25,423,282    $ 20,947,426     $  7,278,931
Distributable Income per Unit.....   $      3.10    $       3.24    $       2.67     $        .93
Distributions per Unit............   $      3.10    $       3.24    $       2.66     $        .91
Total Assets, December 31.........   $97,774,353    $109,761,403    $125,641,485     $139,641,366
Total Corpus, December 31.........   $97,670,701    $109,562,077    $125,545,839     $139,471,673

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Trust collects the proceeds attributable to the Royalty Interests and makes quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests owned by the Trust burden the interest in the Underlying Properties that is owned by the Company.

     The Royalty Interests consists of overriding royalty interests burdening the Company's interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). "Gross Proceeds" consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties.

     Distributable income of the Trust consists of the excess of royalty income plus interest income over the administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders.

     The amount of distributable income of the Trust for any calendar year may differ from the amount of cash available for distribution to the Unitholders in such year due to differences in the treatment of the expenses of the Trust and the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized when they are paid or reserves are established for them. Consequently, the reported distributable income of the Trust for any year is determined by deducting from the income received by the Trust the amount of expenses paid by the Trust during such year. The amount of cash available for distribution to Unitholders, is determined after adjustment for changes in reserves for unpaid liabilities in accordance with the provisions of the Trust Agreement. (See Note 5 to the financial statements of the Trust appearing elsewhere in this Form 10-K for additional information regarding the determination of the amount of cash available for distribution to Unitholders.)

     The year 1997 marked the third full year of operations for the Trust. The Trust received royalty income amounting to $24,977,563 during the year ended December 31, 1997 compared to $26,013,428 for 1996 and $21,603,550 for 1995. The
royalty income received by the Trust was net of the Royalty Interest's allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 1997 remained relatively stable at $713,380 compared to $656,019 for 1996 and $713,898 for 1995. Distributable income for the year ended December 31, 1997 was $24,338,026 or $3.10 per Unit compared to $25,423,282 or $3.24 per Unit for 1996 and $20,947,426 or $2.67 per Unit for
1995.

     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to the Company's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust.

     Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 1997, 1996 and 1995, was based on production volumes and natural gas prices for the periods from October 1, 1996 to September 30, 1997, October 1, 1995 through September 30, 1996, and October 1, 1994 to September 30, 1995, respectively.

     The following table sets forth the production volumes attributable to the Trust's Royalty Interests and the average sales Price and Index Price for such production for the periods indicated.

                                                              FOR 12 MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Production (Bcf)(1).....................................   11.515    12.031    12.622
Production (MMBtu)(2)...................................   11.404    11.907    12.488
Average Contract Price Received ($/MMBtu)...............    $2.32     $2.31     $1.83
Average Index Price ($/MMBtu)...........................    $2.48     $2.18     $1.52

---------------

(1) Billion cubic feet of natural gas.

(2) Trillion British Thermal Units.

Year 2000 Issue

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences.

     The Trust is reliant on the performance of Dominion Resources and third party vendors for the receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trustee can provide no assurance as to whether Dominion Resources and third party vendors will successfully address the Year 2000 issue. Failing to successfully address the Year 2000 issue by Dominion Resources and third party vendors could have a material adverse impact on the Trust and its Unit holders. The Trust is making every effort that the systems under its direct control are being addressed and will be ready for year 2000.

     The information in this Form 10-K concerning production and prices relating to the Royalty Interests is based on information prepared and furnished by the Company to the Trustee. The Trustee has no control over and no responsibility relating to the operation of or accounting for the Underlying Properties.

     Sonat Marketing Company ("Sonat Marketing") is required under a gas purchase agreement to purchase the gas produced from the Underlying Properties for as long as reserves on the Underlying Properties produce natural gas. Under the agreement, Sonat Marketing is obligated to purchase up to a specified monthly base quantity of gas for a contract price which provides for a specified premium (between $.05 and $.07 per MMBtu) over the Index Price (as defined below), subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu, until December 31, 1998. Although the primary term of the Gas Purchase Agreement extends through December 31, 2001, the Minimum Price and the Maximum Price will cease to apply after December 31, 1998. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996, the price payable for such excess gas production has equaled the Index Price plus $.02. After December 31, 2001, assuming the Gas Purchase Contract is extended, Sonat Marketing is obligated to purchase gas production at the Index Price until such time as the Company and Sonat Marketing negotiate a different price. However, the Company will have the ability to obtain an offer from another purchaser and terminate the gas purchase agreement if Sonat Marketing does not match such offer. The "Index Price", which is determined on a monthly basis, is Southern Natural Gas Company's posted index price for deliveries of gas in Louisiana.

     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 1997, 1996 and 1995, by independent petroleum engineers. The reserve quantities of 94.466 Bcf for 1997 compared to 82.388 Bcf for 1996 and 74.841 Bcf for 1995 and 63.148 Bcf for 1994 reflect an upward revision of reserves of 23.4 Bcf as a result of stronger production and advanced Pratt recompletions. See "Financial Statements and Supplementary Data -- Notes to Financial Statements -- Note 8".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

Nationsbank of Texas, N.A., as Trustee of
Dominion Resources Black Warrior Trust

     We have audited the accompanying statements of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the "Trust") as of December 31, 1997 and 1996, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2 to the financial statements, these statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust at December 31, 1997 and 1996, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997, on the basis of accounting described in Note 2.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 4, 1998

                     DOMINION RESOURCES BLACK WARRIOR TRUST

                              FINANCIAL STATEMENTS

STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1997            1996
                                                              -----------    ------------
                                         ASSETS
Cash and cash equivalents...................................  $    54,431    $    149,707
Royalty interests in gas properties (less accumulated
  amortization of $58,097,578 and $46,205,805,
  respectively).............................................   97,719,922     109,611,696
                                                              -----------    ------------
          Total Assets......................................  $97,774,353    $109,761,403
                                                              ===========    ============
                              LIABILITIES AND TRUST CORPUS
Trust expenses payable......................................  $   103,652    $    199,326
Trust corpus (7,850,000 units of beneficial interest
  authorized, issued and outstanding).......................   97,670,701     109,562,077
                                                              -----------    ------------
          Total Liabilities and Trust Corpus................  $97,774,353    $109,761,403
                                                              ===========    ============

STATEMENTS OF DISTRIBUTABLE INCOME

                                                                  FOR YEAR ENDED
                                            -----------------------------------------------------------
                                            DECEMBER 31, 1997    DECEMBER 31, 1996    DECEMBER 31, 1995
                                            -----------------    -----------------    -----------------
Royalty income............................     $24,977,563          $26,013,428          $21,603,550
Interest income...........................          73,843               65,873               57,774
                                               -----------          -----------          -----------
                                                25,051,406           26,079,301           21,661,324
General and administrative expenses.......         713,380              656,019              713,898
                                               -----------          -----------          -----------
Distributable income......................     $24,338,026          $25,423,282          $20,947,426
                                               ===========          ===========          ===========
Distributable income per unit (7,850,000
  units)..................................            3.10          $      3.24          $      2.67
                                               ===========          ===========          ===========
Distributions per unit....................     $      3.10          $      3.24          $      2.66
                                               ===========          ===========          ===========

STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                  FOR YEAR ENDED
                                            -----------------------------------------------------------
                                            DECEMBER 31, 1997    DECEMBER 31, 1996    DECEMBER 31, 1995
                                            -----------------    -----------------    -----------------
Trust corpus, beginning of period.........    $109,562,077         $125,545,839         $139,471,673
Sale of 946,000 units by Dominion
  Resources, Inc..........................              --                   --            6,993,213
Amortization of royalty interests.........     (11,891,773)         (16,005,268)         (21,015,965)
Distributable income......................      24,338,026           25,423,282           20,947,426
Distributions to Unitholders..............     (24,337,629)         (25,401,776)         (20,850,508)
                                              ------------         ------------         ------------
          Trust corpus, end of period.....    $ 97,670,701         $109,562,077         $125,545,839
                                              ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. TRUST ORGANIZATION AND PROVISIONS

     Dominion Resources Black Warrior Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the "Trust Agreement"), entered into effective as of May 31, 1994, among Dominion Black Warrior Basin, Inc., an Alabama corporation (the "Company"), as trustor, Dominion Resources, Inc., a Virginia corporation ("Dominion Resources"), and Nationsbank of Texas, N.A., a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

     The Trust is a grantor trust formed to acquire and hold certain overriding royalty interests (the "Royalty Interests") burdening proved natural gas properties located in Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the "Underlying Properties") owned by the Company. The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust. On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Overriding Royalty Conveyance (the "Conveyance") effective as of June 1, 1994, from the Company to the Trust, in consideration for all the 7,850,000 authorized units of beneficial interest ("Units") in the Trust. The Company transferred all the Units to its parent, Dominion Energy, Inc., a Virginia corporation, which in turn transferred all the Units to its parent, Dominion Resources, Inc., which sold an aggregate of 6,904,000 Units to the public through various underwriters (the "Underwriters") in June and August 1994 and the remaining 946,000 Units were sold to the public through certain of the Underwriters in June 1995. All of the production attributable to the Underlying Properties is from the Pottsville coal formation and currently constitutes coal seam gas that entitles the owners of such production, provided certain requirements are met, tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended, upon the production and sale of such gas.

     The Trustee has all powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement or are required by law and is not empowered to otherwise manage or take part in the management of the Trust. The Royalty Interests are passive in nature and neither the Trustee nor the Delaware Trustee has any control over, or any responsibility relating to, the operation of the Underlying Properties or the Company's interest therein.

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

     - General and administrative expenses are recorded based on liabilities paid and cash reserves established out of cash received.

     - Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus based upon when revenue are received.

     - Distributions to Unitholders are recorded when declared by the Trustee (see Note 5).

     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results.

     Dominion Resources sold an aggregate of 6,904,000 Units in the Public Offering during 1994 at a price of $20.00 per Unit and sold the remaining 946,000 Units to the public during 1995 through certain of the Underwriters at a price of $18.75 per Unit. Accordingly, the statements of assets, liabilities and trust corpus reflects 6,940,000 Units at the Public Offering price of $20.00 per Unit and 946,000 Units at the price of $18.75 per Unit.

     The net amount of royalty interest in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves at the year end using current unescalated product prices plus the estimated Section 29 credits for federal income tax purposes. If the net cost of royalty interests in gas properties exceeds this amount, an impairment provision will be recorded and charged to the Trust Corpus.

  Use of Estimates

     The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

  Impairment

     Trust management routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust's royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. Should the aggregate dollar amount of the Trust's reserves and Section 29 credits decline, an additional impairment provision, which could be material, will be required. There can be no assurance such a writedown will not occur.

  New Accounting Standards

     The Trust has adopted the new computation and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 128 -- "Earnings Per Share." Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and equivalent shares outstanding. The Trust had no equivalent shares outstanding for any period presented and accordingly, the adoption of SFAS No. 128 had no impact on previously reported distributable income per unit. Also, basic and assuming dilution distributable income per Unit are the same.

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

     Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies upon the sale of such production for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on sales of qualified production for each year through the year 2002. Such credit, based on the Unitholder's pro rata share of qualifying production, may not be used to reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for any tax year solely because of this limitation is subject to certain carryover provisions. Each Unitholder should consult their tax advisor regarding tax consequences.

4. RELATED PARTY TRANSACTIONS

     Dominion Resources provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective June 1, 1994. During 1997 this fee was $327,561 and will increase annually by three percent. Aggregate fees paid by the Trust to Dominion Resources in 1997, 1996 and 1995 were $327,561, $318,270 and $331,844, respectively.

     Aggregate fees and expense reimbursements paid by the Trust to the trustees in 1997, 1996 and 1995 were $32,756, $36,853 and $30,900, respectively.

5. DISTRIBUTIONS TO UNITHOLDERS

     The Trustee determines for each calendar quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is an amount equal to the excess, if any, of the cash received by the Trust attributable to production from the Royalty Interests during such quarter, provided that such cash is received by the Trust on or before the last business day prior to the 45th day following the end of such calendar quarter, plus the amount of interest expected by the Trustee to be earned on such cash proceeds during the period between the date of receipt by the Trust of such cash proceeds and the date of payment to the Unitholders of such Quarterly Distribution Amount, plus all other cash receipts of the Trust during such quarter (to the extent not distributed or held for future distribution as a Special Distribution Amount (as defined below) or included in the previous Quarterly Distribution Amount)(which might include sales proceeds not sufficient in amount to qualify for a special distribution as described in the next paragraph), over the liabilities of the Trust paid during such quarter and not taken into account in determining a prior Quarterly Distribution Amount, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. An amount which is not included in the Quarterly Distribution Amount for a calendar quarter because such amount is received by the Trust after the last business day prior to the 45th day following the end of such calendar quarter will be included in the Quarterly Distribution Amount for the next calendar quarter. The Quarterly Distribution Amount for each quarter will be payable to Unitholders of record on the 60th day following the end of such calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Trustee will distribute the Quarterly Distribution Amount for each quarter on or prior to 70 days after the end of such calendar quarter to each person who was a Unitholder of record on the record date for such calendar quarter.

     The Royalty Interests may be sold under certain circumstance and will be sold following termination of the Trust. A special distribution will be made of undistributed net sales proceeds and other amounts received by the Trust aggregating in excess of $10 million (a "Special Distribution Amount"). The record date for a Special Distribution Amount will be the 15th day following the receipt by the Trust of amounts aggregating a Special Distribution Amount (unless such day is not a business day, in which case the record date will be the next business day thereafter) unless such day is within 10 days or less prior to the record date for a Quarterly Distribution Amount, in which case the record date for the Quarterly Distribution Amount. Distribution to Unitholders of a Special Distribution Amount will be made no later than 15 days after the Special Distribution Amount record date.

6. SUBSEQUENT EVENTS

     Subsequent to December 31, 1997, the Trust declared and paid the following distribution:

  QUARTERLY                      DISTRIBUTION
 RECORD DATE     PAYMENT DATE      PER UNIT
-------------   --------------   ------------
March 2, 1998   March 11, 1998     $.874820

     The trustee has estimated the Section 29 tax credit associated with the March 11, 1998 quarterly distribution to be $.35 per unit (unaudited).

7. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 1997 and 1996 (in thousands, except per Unit amounts):

                                                 ROYALTY    DISTRIBUTABLE     DISTRIBUTABLE
               CALENDAR QUARTER                  INCOME        INCOME        INCOME PER UNIT
               ----------------                  -------    -------------    ---------------
1997
  First........................................  $ 6,797       $ 6,616            $ .84
  Second.......................................    6,537         6,313              .80
  Third........................................    5,597         5,469              .70
  Fourth.......................................    6,047         5,940              .76
                                                 -------       -------            -----
                                                 $24,978       $24,338            $3.10
                                                 =======       =======            =====
1996
  First........................................  $ 5,719       $ 5,534            $ .70
  Second.......................................    7,253         7,063              .90
  Third........................................    6,700         6,591              .84
  Fourth.......................................    6,341         6,235              .80
                                                 -------       -------            -----
                                                 $26,013       $25,423            $3.24
                                                 =======       =======            =====

     Selected 1997 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income..............................................  $6,047
Interest income.............................................      17
General and administrative expenses.........................    (124)
                                                              ------
Distributable income........................................  $5,940
                                                              ======
Distributable income per Unit...............................  $  .76
                                                              ======
Distributions per Unit......................................  $  .76
                                                              ======

     Due to significant upward revision in estimate of reserve quantities (see
Note 8) estimated amortization of royalty interests was adjusted downward by approximately $3.4 million and $4 million during the fourth quarters of 1997 and 1996 respectively. This adjustment did not have an impact on the Trust's distributable income.

8. SUPPLEMENTAL GAS DISCLOSURE (UNAUDITED)

     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 1997, 1996 and 1995 and January 1, 1995 by independent petroleum engineers.

     In accordance with Statement of Financial Accounting Standards No. 69, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and end-of-period natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The prices for December 31, 1997, 1996 and 1995 and January 1, 1995 were $2.55, $2.81, $2.26 and $1.83 per Mcf, respectively, including the effect of the Gas Purchase Agreement.

     Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the original estimates.

     The reserve estimates for the Royalty Interests are based on a percentage share of the Company's Gross Proceeds payable to the Trust of 65 percent.

                                                               MMCF
                                                              -------
Proved developed reserves at January 1, 1995................   63,148
  Revisions of previous estimates...........................   24,130
  Production................................................  (12,437)
                                                              -------
Proved developed reserves at December 31, 1995..............   74,841
  Revisions of previous estimates...........................   19,484
  Production................................................  (11,937)
                                                              -------
Proved developed reserves at December 31, 1996..............   82,388
  Revisions of previous estimates...........................   23,380
  Production................................................  (11,302)
                                                              -------
Proved developed reserves at December 31, 1997..............   94,466
                                                              =======

     All proved reserve estimates presented above at December 31, 1997, 1996 and 1995 and January 1, 1995 are proved developed.

     Proved developed reserves, all located in the United States, for the Company Interests are estimated quantities of coal seam gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from the coal formation under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Estimated economic quantities have been determined considering the Section 29 tax credit.

     The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 1997, 1996 and 1995 relating to the Trust's Royalty Interests (thousands of dollars):

                                                       1997        1996        1995
                                                     --------    --------    --------
Future cash inflows................................  $241,346    $231,734    $169,501
Future taxes.......................................   (14,481)    (13,904)    (10,170)
                                                     --------    --------    --------
Future net cash flows..............................   226,865     217,830     159,331
10% annual discount for estimated timing of cash
  flow.............................................   (97,941)    (83,155)    (58,945)
                                                     --------    --------    --------
Standardized measure of discounted future net cash
  flows............................................  $128,924    $134,675    $100,386
                                                     ========    ========    ========

     Future cash flows do not include Section 29 tax credits which in the aggregate are estimated to be approximately $46,871,000 having a discounted present value (assuming a 10% discounted rate) of approximately $37,975,000 at December 31, 1997.

     The following table sets forth the changes in the present value of estimated future net cash flows from proved developed reserves during the period ended December 31, 1997, 1996 and 1995 (thousands of dollars):

                                                       1997        1996        1995
                                                     --------    --------    --------
Balance at beginning of period.....................  $134,675    $100,386    $ 78,307
Increase (decrease) due to:
  Royalty income, net of taxes.....................   (25,096)    (27,091)    (21,714)
  Changes in prices................................   (21,421)     17,516      18,974
  Changes in estimated volumes.....................    27,298      33,826      16,988
  Accretion of discount............................    13,468      10,038       7,831
                                                     --------    --------    --------
Balance at December 31.............................  $128,924    $134,675    $100,386
                                                     ========    ========    ========

     As of March 20, 1998, published natural gas prices were approximately $2.30 per MMBtu as compared to prices utilized in the Trust's calculation of its year end standardized measure of discounted future net cash flow. The use of prices currently being received would result in a lower standardized measure of discounted future net cash flows.

9. GAS PURCHASE AGREEMENT

     Sonat Marketing Company ("Sonat Marketing") is required under a gas purchase agreement (the "Gas Purchase Agreement") to purchase the natural gas produced and sold from the Underlying Properties ("Gas") for as long as reserves on the Underlying Properties produce natural gas. Under the Gas Purchase Agreement, Sonat Marketing is obligated to purchase up to a specified monthly base quantity at the central delivery points for gas in the gathering system for the Underlying Properties for a contract price which provides for a specified premium (between $.05 and $.07 per MMBtu) over the Index Price (as defined below), subject to a minimum price of $1.85 per MMbtu and a maximum price of $2.63 per MMBtu, until December 31, 1998. Although the primary term of the Gas Purchase Agreement extends through December 31, 2001, the minimum price and the maximum price will cease to apply December 31, 1998. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the monthly base quantities at the Index Price. Effective April 1, 1996, the price payable for such excess gas production has equaled the Index Price plus $.02. Assuming the Gas Purchase Agreement is extended, after December 31, 2001, Sonat Marketing, will be obligated to purchase gas production at the Index Price until such time as the Company and Sonat Marketing negotiate a different price, although the Company will have the right to solicit competitive offers from other purchasers and may terminate the Gas Purchase Agreement if Sonat Marketing does not match any such offer. The "Index Price", which is determined on a monthly basis, is Southern Natural Gas Company's posted index price for deliveries of gas in Louisiana. During 1997, 1996 and 1995, Sonat Marketing purchased all the gas production attributable to the Royalty Interests.

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

     Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $30,900, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate which is currently $120 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000 which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 1997, the Trustee and the Delaware Trustee received total compensation of $32,756 and $5,000, respectively.

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

     Security Ownership of Management. The Trust has no directors or executive officers. As of March 26, 1998, neither NationsBank of Texas, N.A., the Trustee, nor Mellon Bank (DE) National Association, the Delaware Trustee, beneficially owned any Units.

     Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ADMINISTRATIVE SERVICES AGREEMENT

     Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee, payable in equal quarterly installments, is currently $327,561 and will increase annually by three percent.

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

DOMINION RESOURCES' CONDITIONAL RIGHT OF REPURCHASE

     Dominion Resources retains in the Trust Agreement the right to repurchase all (but not less than all) outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Dominion Resources and its affiliates. Any such repurchase would generally be at a price equal to the greater of (i) the highest price at which Dominion Resources or any of its affiliates acquired Units during the 90 days immediately preceding the Determination Date and (ii) the average closing price of Units on the NYSE for the 30 trading days immediately preceding the Determination Date. Any such repurchase would be conducted in accordance with applicable Federal and state securities laws. See "Business -- Description of the Trust -- Conditional Right of Repurchase."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1. Financial Statements (included in Item 8. of this report)

       Independent Auditors' Report
       Statements of Assets, Liabilities and Trust Corpus as of December 31,
        1997 and 1996
       Statements of Distributable Income for the years ended December 31, 1997,
        1996 and 1995
       Statements of Changes in Trust Corpus for the years ended December 31, 1997, 1996 and 1995

     Notes to Financial Statements

     2. Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

     3. Exhibits

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
           3.1           -- Trust Agreement of Dominion Resources Black Warrior Trust
                            dated as of May 31, 1994, by and among Dominion Black
                            Warrior Basin, Inc., Dominion Resources, Inc., Mellon
                            Bank (DE) National Association and NationsBank of Texas,
                            N.A. (filed as Exhibit 3.1 to Dominion Resources, Inc.'s
                            Registration Statement* on Form S-3 (No. 33-53513), and
                            incorporated herein by reference).
           3.2           -- First Amendment of Trust Agreement of Dominion Resources
                            Black Warrior Trust dated as of June 27, 1994, by and
                            among Dominion Black Warrior Basin, Inc., Dominion
                            Resources, Inc., Mellon Bank (DE) National Association
                            and NationsBank of Texas, N.A. (filed as Exhibit 3.2 to
                            the Registrant's Form 10-Q for the quarter ended June 30,
                            1994 and incorporated herein by reference).
          10.1           -- Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion
                            Resources Black Warrior Trust (filed as Exhibit 10.1 to
                            the Registrant's Form 10-Q for the quarter ended June 30,
                            1994 and incorporated herein by reference).
          10.2           -- Administrative Services Agreement dated as of June 1,
                            1994, by and between Dominion Resources, Inc. and
                            Dominion Resources Black Warrior Trust (filed as Exhibit
                            10.2 to the Registrant's Form 10-Q for the quarter ended
                            June 30, 1994 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          10.3           -- Amendment to and Ratification of Overriding Royalty
                            Conveyance dated as of November 20, 1994, among Dominion
                            Black Warrior Basin, Inc., NationsBank of Texas, N.A.,
                            and Mellon Bank (DE) National Association (filed as
                            Exhibit 10.3 to the Registrant's Form 10-K for the year
                            ended December 31, 1994 and incorporated herein by
                            reference).
          10.4           -- Gas Purchase Agreement, dated as of May 3, 1994, between
                            Sonat Marketing and the Company (filed as Exhibit 10.2 to
                            Dominion Resources, Inc.'s Registration Statement* on
                            Form S-3 (No. 33-53513), and incorporated herein by
                            reference).
          10.5           -- Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit
                            10.1 to the Registrant's Form 10-Q for the quarter ended
                            June 30,1996 and incorporated herein by reference).
          23.1           -- Consent of Ryder Scott Company Petroleum Engineers,
                            independent petroleum engineers.
          27.1           -- Financial Data Schedule.
          99.1           -- Summary of Reserve Report, dated March 4, 1998, on the
                            estimated reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests as of January 1, 1998, prepared by
                            Ryder Scott Company Petroleum Engineers, independent
                            petroleum engineers.

---------------

* On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

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

                                            DOMINION RESOURCES BLACK
                                            WARRIOR TRUST

                                            By: NATIONSBANK OF TEXAS, N.A.,
                                                TRUSTEE

                                            By:      /s/ RON E. HOOPER
                                              ----------------------------------
                                                        Ron E. Hooper
                                               Vice President and Administrator

Date: March 20, 1998

            (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
           3.1           -- Trust Agreement of Dominion Resources Black Warrior Trust
                            dated as of May 31, 1994, by and among Dominion Black
                            Warrior Basin, Inc., Dominion Resources, Inc., Mellon
                            Bank (DE) National Association and NationsBank of Texas,
                            N.A. (filed as Exhibit 3.1 to Dominion Resources, Inc.'s
                            Registration Statement* on Form S-3 (No. 33-53513), and
                            incorporated herein by reference).
           3.2           -- First Amendment of Trust Agreement of Dominion Resources
                            Black Warrior Trust dated as of June 27, 1994, by and
                            among Dominion Black Warrior Basin, Inc., Dominion
                            Resources, Inc., Mellon Bank (DE) National Association
                            and NationsBank of Texas, N.A. (filed as Exhibit 3.2 to
                            the Registrant's Form 10-Q for the quarter ended June 30,
                            1994 and incorporated herein by reference).
          10.1           -- Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion
                            Resources Black Warrior Trust (filed as Exhibit 10.1 to
                            the Registrant's Form 10-Q for the quarter ended June 30,
                            1994 and incorporated herein by reference).
          10.2           -- Administrative Services Agreement dated as of June 1,
                            1994, by and between Dominion Resources, Inc. and
                            Dominion Resources Black Warrior Trust (filed as Exhibit
                            10.2 to the Registrant's Form 10-Q for the quarter ended
                            June 30, 1994 and incorporated herein by reference).
          10.3           -- Amendment to and Ratification of Overriding Royalty
                            Conveyance dated as of November 20, 1994, among Dominion
                            Black Warrior Basin, Inc., NationsBank of Texas, N.A.,
                            and Mellon Bank (DE) National Association (filed as
                            Exhibit 10.3 to the Registrant's Form 10-K for the year
                            ended December 31, 1994 and incorporated herein by
                            reference).
          10.4           -- Gas Purchase Agreement, dated as of May 3, 1994, between
                            Sonat Marketing and the Company (filed as Exhibit 10.2 to
                            Dominion Resources, Inc.'s Registration Statement* on
                            Form S-3 (No. 33-53513), and incorporated herein by
                            reference).
          10.5           -- Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit
                            10.1 to the Registrant's Form 10-Q for the quarter ended
                            June 30,1996 and incorporated herein by reference).
          23.1           -- Consent of Ryder Scott Company Petroleum Engineers,
                            independent petroleum engineers.
          27.1           -- Financial Data Schedule.
          99.1           -- Summary of Reserve Report, dated March 4, 1998, on the
                            estimated reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests as of January 1, 1998, prepared by
                            Ryder Scott Company Petroleum Engineers, independent
                            petroleum engineers.

---------------

* On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust