Form 10-Q
period 1998-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1998-05-15
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1998

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of units of beneficial interest outstanding at May 1, 1998:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1997, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1998, the distributable income for the three-month periods ended March 31, 1998 and 1997 and the changes in trust corpus for the three-month periods ended March 31, 1998 and 1997, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

         The condensed financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A.,
  as Trustee of Dominion Resources
  Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of March 31, 1998, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 1997, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 4, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1997, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 11, 1998

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

--------------------------------------------------------------------------------

                                            March 31, 1998   December 31, 1997
                                            --------------   -----------------
                                             (unaudited)
ASSETS

Cash and cash equivalents                   $    51,150       $    54,431
Royalty interests in
  gas properties (less accumulated
  amortization of $60,957,841
  at March 31, 1998 and $58,097,578
  at December 31, 1997)                      94,859,659        97,719,922
                                            -----------       -----------

TOTAL ASSETS                                $94,910,809       $97,774,353
                                            ===========       ===========


LIABILITIES AND TRUST CORPUS

Trust administration expenses payable       $   218,873       $   103,652

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                         94,691,936        97,670,701
                                            -----------       -----------

TOTAL LIABILITIES
         AND TRUST CORPUS                   $94,910,809       $97,774,353
                                            ===========       ===========

                     The accompanying notes are an integral
                 part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                             For                For
                                          the Three          the Three
                                         Months Ended       Months Ended
                                        March 31, 1998    March 31, 1997
                                        --------------    --------------
Royalty income                           $ 6,917,233        $ 6,796,794
Interest income                               24,710             17,302
                                         -----------        -----------
                                           6,941,943          6,814,096

General and administrative
        expenses                            (193,101)          (198,056)
                                         -----------        -----------
Distributable income                     $ 6,748,842        $ 6,616,040
                                         ===========        ===========

Distributable income
        per unit (7,850,000 units)       $       .86        $       .84
                                         ===========        ===========



                     The accompanying notes are an integral
                 part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------

                                                    For                   For
                                                 the Three             the Three
                                                Months Ended         Months Ended
                                               March 31, 1998       March 31, 1997
                                               --------------       --------------
Trust corpus, beginning of period              $  97,670,701        $ 109,562,077
Amortization of royalty interests                 (2,860,263)          (3,962,004)
Distributable income                               6,748,842            6,616,040
Distributions to unitholders                      (6,867,344)          (6,626,775)
                                               -------------        -------------
Trust corpus, end of period                    $  94,691,936        $ 105,589,338
                                               =============        =============


Distributions per unit (7,850,000 units)       $         .87        $         .84
                                               =============        =============

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

        The net amount of royalty interests in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves using current unescalated product prices plus the estimated future Section 29 credits for federal income tax purposes. If the net cost of royalty interests in gas properties exceeds this amount, an impairment provision will be recorded and charged to the trust corpus.

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

Three Month Period Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

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

        The Trust received royalty income amounting to $6,917,233 during the first quarter of 1998 compared to $6,796,794 during the first quarter of 1997. This revenue was derived from the receipt of cash on production of 2,765 Mmcf at an average price received of $2.65 per mcf after deducting production taxes of $419,670 compared to 2,978 Mmcf with an average price of $2.41 per mcf after deducting production taxes of $392,850 in the first quarter of 1997. For the three-month period ended March 31,1998, the Trust was positively impacted by the increase in natural gas prices offsetting the decline in production between these two periods. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

        Administrative expenses during the first quarter of 1998 amounted to $193,101 compared to $198,056 in the comparable period in 1997. This decrease in administrative expenses was caused by the timing of payment of certain professional expenses. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period.

        Distributable income for the first quarter of 1998 was $6,748,842 or $.86 per Unit compared to distributable income for the first quarter of 1997 of $6,616,040 or $.84 per Unit. The Trust made a distribution on March 11, 1998 of $.874820 per Unit compared to a distribution of $.844175 per Unit made during the first quarter of 1997.

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

        The Trust is reliant on the performance of Dominion Resources and third party vendors for the receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trustee can provide no assurance as to whether Dominion Resources and third party vendors will successfully address the Year 2000 issue. Failing to successfully address the year 2000 issue by Dominion Resources and third party vendors could have a material adverse impact on the Trust and its Unitholders. The Trust is making every effort that the systems under its direct control are being addressed and will be ready for year 2000.

Forward-Looking Statements

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

        Inapplicable.

                           PART II - OTHER INFORMATION


Item 5.  Other Information.

        The following is a description of an action taken by the Company subsequent to March 31, 1998, regarding marketing arrangements for the gas produced from the Underlying Properties for calendar year 1999. Capitalized terms used below and not otherwise defined herein are used with the meanings given them in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

        By letter dated April 21, 1998, Dominion Energy, Inc. ("Dominion Energy"), the indirect parent of the Company, notified the Trustee that the Company has entered into an arrangement with Sonat Marketing regarding the sale by the Company of Subject Gas for calendar year 1999. Under this arrangement, during calendar year 1999, Sonat Marketing's gas purchases from the Company for volumes up to the amount of certain Monthly Fixed Price Quantities (equal to 1,300,000 MMBtu for January through May and 1,200,000 MMBtu for June through December) will be paid at the Index Price, subject to a minimum Index Price of $2.10 and a maximum Index Price of $3.00 per MMBtu, plus the applicable Premium established by the terms of the current Gas Purchase Agreement. For purchases of gas in excess of the applicable Monthly Fixed Price Quantity, Sonat Marketing will purchase such additional monthly volumes at a price equal to the Index Price (without any minimum or maximum) plus a $.02 per MMBtu premium. While the establishment of a minimum Index Price for 1999 assures the Unitholder a minimum price at which the Monthly Fixed Price Quantity will be paid, until January 1, 2000, Unitholders will benefit from natural gas prices in excess of $3.00 per MMBtu only to the extent of sales in excess of such monthly quantities. The Trust has been advised that the Company and Sonat Marketing are in the process of finalizing an amendment to the Gas Purchase Agreement regarding the calendar year 1999 pricing arrangement described above. Sonat Marketing has notified the Company that it has entered into put and call arrangements to minimize its potential losses as a result of these minimum price provisions.

        The Gas Purchase Agreement is described in more detail in the 1997 Form 10-K and is filed as an exhibit thereto. It is recommended that Unitholders consider the foregoing summary in the context of the relevant disclosure set forth in the 1997 Form 10-K, particularly "Item 2--The Royalty Interests--Gas Purchase Agreement".

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits

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


                                             DOMINION RESOURCES BLACK
                                             WARRIOR TRUST

                                             By:  NATIONSBANK OF TEXAS, N.A.,
                                                  Trustee



                                             By:  /s/ Ron E. Hooper
                                                  ------------------------------
                                                  Ron E. Hooper
                                                  Vice President


Date: May 13, 1998

              (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

Exhibit
Number                        Description
-------                       -----------
  27                    Financial Data Schedule