Form 10-Q
period 1998-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1998-08-12
CIK 923680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


[X]              Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998

                                       or

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


                               NationsBank, N.A.
                                901 Main Street
                                   12th Floor
                              Dallas, Texas 75202
                    (Address of principal executive offices)
                                   (Zip code)

                                 (214) 508-2400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of units of beneficial interest outstanding at August 1, 1998:
 7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

        The condensed financial statements included herein have been prepared by NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1997, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1998, the distributable income for the three-month and six-month periods ended June 30, 1998 and 1997 and the changes in trust corpus for the six-month periods ended June 30, 1998 and 1997, have been included. The distributable income for the three and six months ended June 30, 1998 are not necessarily indicative of the distributable income for the full year.

        The condensed financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

NationsBank, N.A.,
  as Trustee of Dominion Resources
  Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 1998, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1998 and 1997 and changes in trust corpus for the six-month periods ended June 30, 1998 and 1997. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 10, 1998

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS


--------------------------------------------------------------------------------



                                                                      June 30, 1998     December 31, 1997
                                                                    -----------------   -----------------
                                                                      (Unaudited)

ASSETS
Cash and cash equivalents                                           $           3,825   $          54,431
Royalty interests in
  gas properties (less accumulated
  amortization of $63,694,815
  at June 30, 1998 and
  $58,097,578 at
  December 31, 1997)                                                       92,122,685          97,719,922
                                                                    -----------------   -----------------
TOTAL ASSETS                                                        $      92,126,510   $      97,774,353
                                                                    =================   =================
LIABILITIES AND TRUST
CORPUS
Trust administration expenses                                       $         122,755   $         103,652
payable
Trust corpus -
7,850,000 units of
beneficial interest
authorized, issued and
outstanding                                                                92,003,755          97,670,701
                                                                    -----------------   -----------------
TOTAL LIABILITIES                                                   $      92,126,510   $      97,774,353
AND TRUST CORPUS                                                    =================   =================

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


--------------------------------------------------------------------------------

                                          For              For
                                       the Three        the Three
                                      Months Ended     Months Ended
                                     June 30, 1998    June 30, 1997
                                     -------------    -------------

Royalty income                       $   5,524,063    $   6,536,800
Interest income                             16,351           21,649
                                     -------------    -------------
                                         5,540,414        6,558,449


General and administrative
        expenses                          (229,087)        (245,510)
                                     -------------    -------------
Distributable income                 $   5,311,327    $   6,312,939
                                     =============    =============

Distributable income
        per unit (7,850,000 units)   $         .68    $         .80
                                     =============    =============



The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------


                                         For              For
                                       the Six           the Six
                                     Months Ended      Months Ended
                                     June 30, 1998    June 30, 1997
                                     -------------    -------------

Royalty income                       $  12,441,297    $  13,333,594
Interest income                             41,060           38,951
                                     -------------    -------------
                                        12,482,357       13,372,545

General and administrative
        expenses                          (422,189)        (443,567)
                                     -------------    -------------
Distributable income                 $  12,060,168    $  12,928,978
                                     =============    =============

Distributable income
        per unit (7,850,000 units)   $        1.54    $        1.65
                                     =============    =============


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------



                                                      For             For
                                                    the Six         the Six
                                                 Months Ended    Months Ended
                                                June 30, 1998    June 30, 1997
                                                -------------    -------------

Trust corpus, beginning of period               $  97,670,701    $ 109,562,077
Amortization of royalty interests                  (5,597,237)      (7,770,175)
Distributable income                               12,060,168       12,928,978
Distributions to Unitholders                      (12,129,877)     (12,969,892)
                                                -------------    -------------
Trust corpus, end of period                     $  92,003,755    $ 101,750,988
                                                =============    =============


Distributions per unit (7,850,000 units)        $        1.55    $        1.65
                                                =============    =============


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------


1.      TRUST ORGANIZATION AND PROVISIONS

        Dominion Resources Black Warrior Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the "Trust Agreement") entered into effective as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., an Alabama corporation (the "Company"), as trustor, Dominion Resources, Inc., a Virginia corporation ("Dominion Resources"), and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

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

Three and Six Months Ended June 30, 1998 Compared To Three and Six Months Ended June 30, 1997

        The Trust received royalty income amounting to $5,524,063 during the second quarter of 1998 compared to $6,536,800 during the second quarter of 1997. This revenue was derived from the receipt of cash on production of 2,645 Mmcf at an average price received of $2.21 per mcf after deducting production taxes of $326,628 compared to 2,862 Mmcf with an average price of $2.41 per mcf after deducting production taxes of $375,276 in the second quarter of 1997. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Royalty income for the six months ended June 30, 1998 was $12,441,297 as compared to $13,333,594 for the same period in 1997. This revenue was derived from the receipt of cash on production of 5,410 Mmcf at an average price received of $2.43 per mcf after deducting production taxes of $746,298, compared to 5,840 Mmcf at an average price received of $2.41 per mcf after deducting production taxes of $768,126 for the same period in 1997.

        Interest income during the second quarter of 1998 amounted to $16,351 as compared to $21,649 for the comparable period in 1997. This difference was primarily due to the Trust having less funds available for investment. Interest income for the six months ended June 30, 1998 was $41,060 compared to $38,951 for the comparable period in 1997.

        Administrative expenses during the second quarter of 1998 amounted to $229,087 compared to $245,510 in the comparable period in 1997. Administrative expenses for the six months ended June 30, 1998 were $422,189 as compared to $443,567 for the same period in 1997. This decrease in administrative expenses was caused by the timing of payment of certain professional expenses. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period.

        Distributable income for the second quarter 1998 was $5,311,327 or $.68 per Unit compared to distributable income for the second quarter of 1997 of $6,312,939 or $.80 per Unit. Distributable income for the six months ended June 30, 1998 was $12,060,168 as compared to $12,928,978 for the same period in 1997. The Trust made a distribution on June 9, 1998 of $.670386 per Unit compared to a distribution of $.808040 per Unit made during the second quarter of 1997.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                          PART II - OTHER INFORMATION

Item 5.  Other Information.

         Effective May 6, 1998, NationsBank of Texas, N.A., of Dallas, Texas, merged with NationsBank, N.A., of Charlotte, North Carolina. NationsBank, N.A., as survivor of the merger, has assumed by operation of law all rights, properties and interests of NationsBank of Texas, N.A., including all rights and interests as trustee, executor or administrator or in other fiduciary capacities, in the same manner and to the same extent as such rights, properties and interests were held by NationsBank of Texas, N.A. at the time of the merger. In accordance with applicable law and the provisions of the Trust Agreement, NationsBank, N.A., as successor to NationsBank of Texas, N.A., now serves as Trustee of the Trust. NationsBank, N.A. is performing such functions through its Dallas, Texas, branch office, which is the former principal office of NationsBank of Texas, N.A.

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


                                            DOMINION RESOURCES BLACK
                                            WARRIOR TRUST

                                            By:    NationsBank, N.A., Trustee



                                            By:    /s/ Ron E. Hooper
                                                   --------------------------
                                                   Ron E. Hooper
                                                   Vice President


Date:  August 12, 1998

              (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                              EXHIBIT
-------                             -------

27                            Financial Data Schedule


