Form 10-Q
period 1998-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1998-11-16
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998

                                       or

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

     Number of units of beneficial interest outstanding at October 31, 1998:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

        The condensed financial statements included herein have been prepared by NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1997, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1998, the distributable income for the three-month and nine-month periods ended September 30, 1998 and 1997 and the changes in trust corpus for the nine-month periods ended September 30, 1998 and 1997, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

        The condensed financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

NationsBank, N.A.,
 as Trustee of Dominion Resources
 Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 1998, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 1998 and 1997, and changes in trust corpus for the nine-month periods ended September 30, 1998 and 1997. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 6, 1998

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

--------------------------------------------------------------------------------



                                                        September 30, 1998       December 31, 1997
                                                       --------------------     --------------------
                                                           (unaudited)
ASSETS

Cash and cash equivalents                              $             50,706     $             54,431
Royalty interests in
  gas properties (less accumulated
  amortization of $66,392,733
  at September 30, 1998 and $58,097,578 at
  December 31, 1997)                                             89,424,767               97,719,922
                                                       --------------------     --------------------

TOTAL ASSETS                                           $         89,475,473     $         97,774,353
                                                       ====================     ====================


LIABILITIES AND TRUST CORPUS

Trust administration expenses payable                  $            101,205     $            103,652

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                                             89,374,268               97,670,701
                                                       --------------------     --------------------

TOTAL LIABILITIES
         AND TRUST CORPUS                              $         89,475,473     $         97,774,353
                                                       ====================     ====================

The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                                                For                     For
                                                             the Three               the Three
                                                           Months Ended             Months Ended
                                                        September 30, 1998        September 30,1997
                                                       --------------------      --------------------
Royalty income                                         $          5,451,742      $          5,596,655

Interest income                                                      18,799                    17,811
                                                       --------------------      --------------------
                                                                  5,470,541                 5,614,466

General and administrative
      expenses                                                     (126,774)                 (145,082)
                                                       --------------------      --------------------
Distributable income                                   $          5,343,767      $          5,469,384
                                                       ====================      ====================

Distributable income
per unit (7,850,000 units)                             $                .68      $                .70
                                                       ====================      ====================


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------


                                                               For                       For
                                                             the Nine                 the Nine
                                                           Months Ended              Months Ended
                                                        September 30, 1998        September 30, 1997
                                                       --------------------      --------------------
Royalty income                                         $         17,893,038      $         18,930,249

Interest income                                                      59,860                    56,762
                                                       --------------------      --------------------
                                                                 17,952,898                18,987,011

General and administrative
        expenses                                                   (548,963)                 (588,648)
                                                       --------------------      --------------------
Distributable income                                   $         17,403,935      $         18,398,363
                                                       ====================      ====================

Distributable income
        per unit (7,850,000 units)                     $               2.22      $               2.34
                                                       ====================      ====================



The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------


                                                                For                     For
                                                             the Nine                 the Nine
                                                           Months Ended             Months Ended
                                                        September 30, 1998        September 30, 1997
                                                       --------------------      --------------------

Trust corpus, beginning of period                      $         97,670,701      $        109,562,077
Amortization of royalty interests                                (8,295,155)              (11,562,154)

Distributable income                                             17,403,935                18,398,363
Distributions to unitholders                                    (17,405,213)              (18,405,196)
                                                       --------------------      --------------------
Trust corpus, end of period                            $         89,374,268      $         97,993,090
                                                       ====================      ====================


Distributions per unit (7,850,000 units)               $               2.22      $               2.34
                                                       ====================      ====================


The accompanying notes are an integral part of these condensed financial statements.


--------------------------------------------------------------------------------
                                       -7-

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

        The net amount of royalty interests in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves at year end using unescalated product prices plus the estimated future Section 29 credits for federal income tax purposes. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus.

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

Three and Nine Month Periods Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

        The Trust received royalty income amounting to $5,451,742 during the third quarter of 1998 compared to $5,596,655 during the third quarter of 1997. This revenue was derived from the receipt of cash on production of 2,608 Mmcf at an average price received of $2.21 per mcf after deducting production taxes of $317,610 compared to 2,850 Mmcf with an average price of $2.08 per mcf after deducting production taxes of $336,694 in the third quarter of 1997. For the nine months ended September 30, 1998, the Trust received royalty income amounting to $17,893,038 compared to $18,930,249 during the same period in 1997. This revenue was derived from the receipt of cash on production of 8,018 Mmcf at an average price received of $2.36 per mcf after deducting production taxes of $1,063,909 compared to 8,690 Mmcf at an average price of $2.12 per mcf after deducting production taxes of $1,104,820 for the nine months ended September 30, 1997. For the three-month and nine-month periods ended September 30, 1998, the Trust was negatively impacted by a decrease in production. Such decrease was partially offset by an increase in natural gas prices. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available resources. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

        Interest income during the third quarter of 1998 amounted to $18,799 as compared to $17,811 for the comparable period in 1997. Interest income during the nine months ended September 30, 1998 amounted to $59,860 as compared to $56,762 for the comparable period in 1997.

        Administrative expenses during the third quarter of 1998 amounted to $126,774 compared to $145,082 in the comparable period in 1997. Administrative expenses for the nine months ended September 30, 1998 amounted to $548,963 compared to $588,648 for the same period in 1997. This decrease in administrative expenses was caused by a reduction in printing costs and Unitholder information services. For each of these periods, these expenses were primarily related to administrative services provided by Dominion Resources, and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period.

        Distributable income for the third quarter 1998 was $5,343,767 or $.68 per Unit compared to distributable income for the third quarter of 1997 of $5,469,384 or $.70 per Unit. Distributable income for the nine months ended September 30, 1998 was $17,403,935 or $2.22 per Unit compared to $18,398,363 or
$2.34 per Unit for the same period in 1997. The Trust made a distribution on September 8, 1998 of $.672017 per Unit compared to a distribution of $.692395 per Unit made during the third quarter of 1997.

Year 2000 Issue

        Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences. The Trustee has identified its primary system that is vulnerable to the Year 2000 issue: its General Ledger/Accounts Payable System. The current system is Year 2000 compliant. The Trust selected a system that has been warranted to be Year 2000 compliant and completed the installation of the new system at the beginning of 1998. The cost of the system was approximately $6,000. To date the Trustee has incurred no other costs in connection with its efforts to identify, assess, remediate and test the Trust's systems for Year 2000 compliance.

         The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust as well as other systems for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which will be incurred and paid during the last quarter of 1998 and the first quarter of 1999. Of this amount, the Trustee expects to pay $4,000 for identification and assessment of affected systems.

         The Trustee has additionally identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee has developed a questionnaire regarding the vendor's Year 2000 status. These vendors, consisting primarily of energy companies, will be contacted before January 1, 1999 to determine their Year 2000 status.

         The Trustee has no reason to believe that its vendors will not be Year 2000 compliant. In the event the Trustee learns that a vendor's system will not be Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

         The Trust is a passive entity with no business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any other significant expenditures relating to the Trustee's IT systems used in connection with Trust during 1998 or 1999. Thus, the expenditures expected to be made in connection with the Year 2000 efforts described above will represent substantially all of the Trustee's IT-related expenditures on behalf of the Trust during 1998 and 1999. These expenditures will be treated as Trust expenses on the financial statements of the Trust.

         Because the royalty interests held by the Trust are fixed, the Trustee is dependent upon the third parties (primarily energy companies) that hold operating interests with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trustee would have available no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by the Trustee and one or more third parties who pay royalties to the Trust to identify or remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make required distributions to Unitholders. Such inability could result in the incurrence by the Trust of interest charges or other liabilities to Unitholders. The Trustee believes that in the event of a failure of any of its internal systems it would be able to replace such systems in a relatively short period of time, relying on internal resources of NationsBank, N.A., which serves as the Trustee, although there can be no assurance that such replacement would not be costly or that it would be completed without resulting in a significant delay in the distributions to Unitholders. With respect to a failure by a third party to deliver royalty income on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income could result.

         The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification and assessment activities are approximately 80% complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by the end of the first quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

         Certain of the statements made above regarding the Trustee's Year 2000 program are forward-looking statements, and there can be no assurance that the Trustee will be able to achieve Year 2000 compliance in the manner and by the dates indicated.

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


                                      DOMINION RESOURCES BLACK WARRIOR
                                      TRUST

                                      By:  NATIONSBANK, N.A., Trustee



                                      By:  /s/ Ron E. Hooper
                                           ---------------------------
                                           Ron E. Hooper
                                           Vice President


Date:  November 13, 1998

               (The Trust has no directors or executive officers.)

                                 EXHIBIT INDEX

EXHIBIT 27             Financial Data Schedule