Form 10-K405
period 1998-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1999-04-01
CIK 923680

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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


           NATIONSBANK, N.A.
          NATIONSBANK CENTER
           901 MAIN STREET
             17TH FLOOR
            DALLAS, TEXAS                                         75202
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (214) 209-2400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                           NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                        WHICH REGISTERED
    -------------------                        ----------------
Units of Beneficial Interest              New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

      At March 15, 1999, there were 7,850,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $123,637,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

      None.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I........................................................................1
      Item 1.   Business......................................................1
                  GLOSSARY ...................................................1
                  DESCRIPTION OF THE TRUST....................................4
                           Creation and Organization of the Trust.............4
                           Assets of the Trust................................4
                           Duties and Limited Powers of the Trustee and the
                           Delaware Trustee...................................4
                           Resignation of Trustees............................5
                           Transfer of Royalty Interests......................5
                           Liabilities of the Trust...........................5
                           Liabilities of the Trustee and the Delaware
                           Trustee............................................6
                           Termination and Liquidation of the Trust...........6
                           Arbitration and Actions by Unitholders.............7
                  DESCRIPTION OF UNITS........................................9
                           Distributions and Income Computations..............9
                           Conditional Right of Repurchase...................10
                           Possible Divestiture of Units.....................11
                           Periodic Reports..................................11
                           Voting Rights of Unitholders......................12
                           Liability of Unitholders..........................12
                           Transfer Agent....................................13
                  FEDERAL INCOME TAX CONSIDERATIONS..........................13
                           Summary of Certain Federal Income Tax
                                   Consequences..............................13
                  ERISA CONSIDERATIONS.......................................17
                  STATE TAX CONSIDERATIONS...................................17
                           Alabama Income Tax................................17
                           Alabama Franchise Tax.............................18
                           Alabama Severance Taxes...........................18
                           Other Alabama Taxes...............................18
                  REGULATION AND PRICES......................................18
                           Regulation of Natural Gas.........................18
                           Environmental Regulation..........................19
                           Competition, Markets and Prices...................20
      Item 2.    Properties..................................................21
                  THE ROYALTY INTERESTS......................................21
                           The Underlying Properties.........................21
                           The Royalty Interests.............................23
                           Reserve Estimate..................................24
                           Natural Gas Sales Prices and Production...........25
                           Gas Purchase Agreement............................25
                           Operation of Properties...........................26
                           Sale and Abandonment of Underlying Properties.....27
                           Dominion Resources' Assurances....................27
                           Title to Properties...............................28
      Item 3.    Legal Proceedings...........................................28
      Item 4.    Submission of Matters to a Vote of Security Holders.........28

PART II......................................................................28
      Item 5.    Market for Registrant's Common Equity and Related
                 Stockholder Matters..............................28
      Item 6.    Selected Financial Data.....................................29
      Item 7.    Trustee's Discussion and Analysis of Financial Condition
                           and Results of Operations.........................29
                           Year 2000.........................................31
      Item 7A.   Quantitative and Qualitative Disclosures About Market
                           Risk..............................................32
      Item 8.    Financial Statements and Supplementary Data.................33
      Item 9.    Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure...............42

PART III.....................................................................42
      Item 10.    Directors and Executive Officers of the Registrant.........42
      Item 11.    Executive Compensation.....................................42
      Item 12.    Security Ownership of Certain Beneficial Owners and
                           Management........................................42
      Item 13.    Certain Relationships and Related Transactions.............43
                           Administrative Services Agreement ................43
                           Dominion Resources' Conditional Right of
                           Repurchase........................................43
                           Potential Conflicts of Interest...................43

PART IV......................................................................44
      Item 14.    Exhibits, Financial Statement Schedules and Reports on
                           Form 8-K..........................................44
                           Financial Statements..............................44
                           Financial Statement Schedules.....................44
                           Exhibits .........................................44
                           Reports on Form 8-K...............................45

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

       "Contract Price" means the price at which, pursuant to the Gas Purchase Agreement, Sonat Marketing is obligated to purchase the Subject Gas at the central delivery points in the gathering system for the Underlying Properties. From June 1, 1994 through April 1, 1996, the Contract Price for each month equaled (a) for quantities of Gas equal to or less than the Monthly Base Quantity, the sum of the Index Price and the Premium, provided that such price would in no event be below the Minimum Price or above the Maximum Price, and
(b) for quantities of Gas in excess of the Monthly Base Quantity, the Index Price. From April 1, 1996 to December 31, 1998, the Contract Price for each month equaled (a) for quantities of Gas equal to or less than the Monthly Base Quantity, the sum of the Index Price and the Premium, provided that such price would not be below the Minimum Price or above the Maximum Price, and (b) for quantities of Gas in excess of the Monthly Base Quantity, the sum of the Index Price and $.02 per MMBtu. Pursuant to an amendment effective January 1, 1999 through December 31, 1999, the Contract Price for each month shall and has equaled (a) for quantities of Gas equal to or less than the Monthly Base Quantity, the Monthly Base Contract Price, provided that such price will in no event be below the Minimum Price or above the Maximum Price, (b) for quantities of Gas in excess of the Monthly Base Quantity but equal to or less than the Monthly Fixed Price Quantity, the sum of the Index Price and $.02 per MMBtu, provided that such price will not be below $2.12 per MMBtu or above $3.02 per MMBtu, and (c) for quantities of Gas in excess of the Monthly Fixed Price Quantity, the sum of the Index Price and $.02 per MMBtu. From January 1, 2000 through December 31, 2001, the Contract Price shall equal (a) for quantities of Gas equal to or less than the Monthly Base Quantity, the sum of the Index Price and the Premium, which price will not be subject to a minimum or maximum price, and (b) for quantities of Gas in excess of the Monthly Base Quantity, the sum of the Index Price and $.02 per MMBtu.

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

       "Gas Purchase Agreement" means the Gas Purchase Agreement dated as of May 3, 1994, between the Company and Sonat Marketing, as amended by instruments effective as of April 1, 1996 and January 1, 1999.

       "Gross Proceeds" means the aggregate amounts received by the Company Interests Owner attributable to the Company Interests from the sale of Subject Gas at the central delivery points in the gathering system for the Underlying Properties.

       "Gross Wells" means the total whole number of gas wells without regard to ownership interest.

       "Index Price" means the price published by Inside Ferc's Gas Market Report in its first issue of the month which posts prices for the beginning of such month for "Prices of Spot Gas Delivered to Pipelines - Southern Natural Gas Co. - Louisiana" - Index", for such month.

       "Mcf" means thousand cubic feet of natural gas. Natural gas volumes are stated herein at the legal pressure base of 14.65 or 14.73 pounds per square inch absolute, as the case may be, at 60 degrees Fahrenheit.

       "Maximum Price" means, for the periods from June 1, 1994 through December 31, 1998, and from January 1, 1999 through December 31, 1999, $2.63 per MMBtu and $3.07 per MMBtu, respectively

       "Minimum Price" means, for the periods from June 1, 1994 through December 31, 1998, and from January 1, 1999 through December 31, 1999, $1.85 per MMBtu and $2.16 per MMBtu, respectively.

       "MMcf" means million cubic feet of natural gas. As used herein, 1 MMcf is assumed to have a Btu content of 990 MMBtu.

       "MMBtu" means million Btu. As used herein, 990 MMBtu is deemed to be the Btu content of 1 MMcf.

       "Monthly Base Quantity" means the volumes of natural gas designated as such from time to time in the Gas Purchase Agreement.

       "Monthly Fixed Price Quantity" means the volumes of natural gas designated as such from time to time in the Gas Purchase Agreement.

       "Net revenue interest" means working interest or mineral interest less any applicable royalties, overriding royalties or similar burdens on production prior to the Royalty Interests.

       "Net wells" and "net acres" are calculated by multiplying gross wells or gross acres by the ownership interest in such wells or acres.

       "Premium" means the premium per MMbtu on a wet basis pursuant to the Gas Purchase Agreement from June 1, 1994 through December 31, 2001 as follows:


 INDEX PRICE                PREMIUM
  ($/MMBTU)                ($ /MMBTU)
 -----------               ----------
 Below $2.00 ........        $0.050
 $2.01-2.25 .........        $0.060
 $2.26-2.50 .........        $0.065
 Above $2.50 ........        $0.070

       "Prospectus" means the prospectus dated June 21, 1994, as supplemented by the final prospectus supplement dated June 1, 1995, relating to the offer and sale of the Units, and forming a part of Dominion Resources' Registration Statement on Form S-3 (No. 33-53513).

       "Reserve Estimate" means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 1999, prepared by Ryder Scott.

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

       "Trustee" means NationsBank, N.A., as successor to NationsBank of Texas, N.A.

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


CREATION AND ORGANIZATION OF THE TRUST

       The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust. On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Conveyance, in consideration for the issuance to the Company of all 7,850,000 of the authorized Units in the Trust. The Company transferred all the Units to its parent, Dominion Energy, Inc., which in turn transferred all the Units to its parent, Dominion Resources. Dominion Resources sold an aggregate of 6,904,000 Units to the public through various underwriters (the "Underwriters") in June and August 1994 in the initial public offering of the Units (the "Initial Public Offering") and sold the remaining 946,000 Units to the public through certain of the Underwriters in June 1995 pursuant to Post-Effective Amendment No. 1 to the Form S-3 Registration Statement relating to the Units (the "Secondary Public Offering" and, collectively with the Initial Public Offering, the "Public Offerings").


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

       The Royalty Interests are passive in nature and neither the Trustee nor the Delaware Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Company does not have any contractual commitment to the Trust to develop further the Underlying Properties or to maintain its ownership interest in any of the Underlying Properties. The Company may sell the Company Interests subject to and burdened by the Royalty Interests and, absent certain conditions having been met, with the continuing benefit of Dominion Resources' assurances and the Gas Purchase Agreement. For a description of the Underlying Properties, the Royalty Interests and other information relating to such properties, see "Properties--The Royalty Interests."

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


TRANSFER OF ROYALTY INTERESTS

       Prior to the termination of the Trust, the Trustee is not authorized to sell or otherwise dispose of all or any part of the Royalty Interests. The Trustee is authorized and directed to sell and convey the Royalty Interests without Unitholder approval upon termination of the Trust. No Unitholder approval for sales or dispositions upon termination is required even though they may constitute a disposition of all or substantially all the assets of the Trust. Any sales upon termination may be made to Dominion Resources or its affiliates. See "--Termination and Liquidation of the Trust."


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


TERMINATION AND LIQUIDATION OF THE TRUST

       The Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 662/3 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to
1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of (a) estimated future net revenues from proved reserves attributable to the Royalty Interests plus (b) the amount of all remaining Section 29 tax credits attributable to the Royalty Interests, is equal to or less than $5 million (as applicable, the "Termination Date"). Upon such occurrence, the remaining assets of the Trust will be sold, the net proceeds of the sale will be distributed to the Unitholders and the Trust will be wound up and a certificate of cancellation filed.

       Upon the termination of the Trust, the Trustee will use its best efforts to sell any remaining Royalty Interests then owned by the Trust for cash pursuant to the procedures described in the Trust Agreement. The Trustee will retain a nationally recognized investment banking firm (the "Advisor") on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests. The Company has the right, but not the obligation, within 60 days following the Termination Date, to make a cash offer to purchase all of the remaining Royalty Interests then held by the Trust. In the event such an offer is made by the Company, the Trustee will decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to the Company will be made unless a fairness opinion is given by the Advisor that the purchase price is fair to the Unitholders) or (ii) defer action on the offer for approximately 60 days and seek to locate other buyers for the remaining Royalty Interests. If the Trustee defers action on the Company's offer, the offer will be deemed withdrawn and the Trustee will then use its best efforts, assisted by the Advisor, to locate other buyers for the Royalty Interests. At the end of the 120-day period following the Termination Date, the Trustee is required to notify the Company of the highest of any other offers acceptable to the Trustee (which must be an all cash offer) received during such period (such price, net of any commissions or other fees payable by the Trust, the "Highest Acceptable Offer"). The Company then has the right (whether or not it made an initial offer), but not the obligation, to purchase all remaining Royalty Interests for a cash purchase price computed as follows: (i) if the Highest Acceptable Offer is more than 105 percent of the Company's original offer (or if the Company did not make an initial offer), the purchase price will be 105 percent of the Highest Acceptable Offer, or (ii) if the Highest Acceptable Offer is equal to or less than 105 percent of the Company's original offer, the purchase price will be equal to the Highest Acceptable Offer. If no other acceptable offers are received for all remaining Royalty Interests, the Trustee may request the Company to submit another offer for consideration by the Trustee and may accept or reject such offer.

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

                              DESCRIPTION OF UNITS

       Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 13, 1999, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.


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

       Gross income attributable to cash being distributed in most cases will be reported for federal income tax purposes by the Unitholder who receives such distributions assuming that such Unitholder is the owner of record on the applicable record date. In certain circumstances, however, a Unitholder will not receive the cash giving rise to such income. For example, the Trustee maintains a cash reserve, and is authorized to borrow money under certain conditions, in order to pay or provide for the payment of Trust liabilities. Income associated with the cash used to increase that reserve or to repay that loan must be reported by the Unitholder, even though that cash is not distributed to him. Likewise, if a portion of a cash distribution is attributable to a reduction in the cash reserve maintained by the Trustee, such cash is treated as a reduction to the Unitholders' basis in his Units and is not treated as taxable income to such Unitholder (assuming such Unitholder's basis exceeds the amount of the distribution of cash reserve).

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

       Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendments of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Trustee or the Delaware Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. Without the written consent of Dominion Resources and the approval of not less than 662/3 percent of the outstanding Units, no provision of the Trust Agreement may be amended with respect to (a) the sale or disposition of all or any part of the Trust estate, including the Royalty Interests, except as specifically provided in the Trust Agreement, (b) termination of the Trust and the disposition of Trust assets upon liquidation of the Trust or (c) the Company's right of first refusal with respect to the purchase of any remaining Royalty Interests upon termination of the Trust. Without the written consent of Dominion Resources and the approval of a majority of the outstanding Units, no amendment may be made to the Trust Agreement that would alter Dominion Resources' conditional right to repurchase all outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Dominion Resources or its affiliates. Additionally, any amendment that increases the obligations, duties or liabilities of or affects the rights of the Trustee or the Delaware Trustee must be consented to by such entity. The Trustee, the Delaware Trustee, Dominion Resources and the Company may, without approval of the Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of the Unitholders. In addition, (i) Dominion Resources may direct the Trustee to change the name of the Trust without approval of the Unitholders and (ii) in the event that a business purpose of the Trust is found or deemed to exist by any taxing or other authority on which finding any taxation authority might rely, the Trustee is authorized to amend or delete and, subject to the receipt of an opinion of counsel reasonably satisfactory to the Trustee, the Trustee, the Delaware Trustee, Dominion Resources and the Company will amend or delete any provision of the Trust Agreement or take such other action as may be necessary to eliminate such business purpose, without approval of the Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Conveyance and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under "Description of the Trust--Termination and Liquidation of the Trust," all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.


LIABILITY OF UNITHOLDERS

       Consistent with Delaware law, the Trust Agreement provides that the Unitholders will have the same limitation on liability as is accorded under Delaware law to stockholders of a corporation for profit. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

TRANSFER AGENT

       Chase Mellon Shareholder Services serves as transfer agent and registrar for the Units.


                       FEDERAL INCOME TAX CONSIDERATIONS

       THE TAX CONSEQUENCES TO A UNITHOLDER OF THE OWNERSHIP AND SALE OF UNITS WILL DEPEND IN PART ON THE UNITHOLDER'S TAX CIRCUMSTANCES. EACH UNITHOLDER SHOULD THEREFORE CONSULT THE UNITHOLDER'S TAX ADVISOR ABOUT THE FEDERAL, STATE AND LOCAL TAX CONSEQUENCES TO THE UNITHOLDER OF THE OWNERSHIP OF UNITS.

       The sections entitled "Federal Income Tax Consequences" and "Risk Factors--Tax Considerations" appearing in the Prospectus set forth, respectively, a discussion of the material federal income tax matters of general application of the acquisition, ownership and sale of the Units acquired in the Public Offerings and a discussion of certain risk factors associated with matters of federal income taxation as applied to the Trust and such Unitholders.

       In connection with the registration of the Units for offer and sale in the Public Offerings, Dominion Resources and the Underwriters received certain opinions of special counsel ("Special Counsel") to Dominion Resources (upon which the Trustee and the Delaware Trustee were entitled to rely), including, without limitation, opinions as to the material federal income tax consequences of the ownership and sale of the Units acquired in either of the Public Offerings. Each of these opinions was based on provisions of the Code existing as of June 28, 1994 with respect to the opinions given in connection with the Initial Public Offering and as of June 8, 1995 with respect to the opinions given in connection with the Secondary Public Offering, and existing and proposed regulations thereunder, administrative rulings and court decisions as of such dates, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the IRS. In addition, such opinions were based on various representations as to factual matters made by the Company and Dominion Resources in connection with the Public Offerings. In addition, such opinions were expressly limited in their application to investors purchasing Units in each of such Public Offerings and, as a result, provide no assurance to investors not purchasing Units in one of the Public Offerings.

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

Classification and Taxation of the
    Trust.................................. The Trust is a grantor trust and not an association taxable as a
                                            corporation. As a grantor trust,
                                            the Trust is not subject to federal
                                            income tax. There can be no
                                            assurance that the IRS will not
                                            challenge this treatment. The tax
                                            treatment of the Trust and
                                            Unitholders would be


                                            materially different if the IRS
                                            were to successfully challenge this
                                            treatment.

Economic Substance of Ownership
    of Units .............................  Generally, a taxpayer is entitled to claim deductions and tax credits
                                            generated by an investment only if
                                            the investment has economic
                                            substance. The application of this
                                            principle in the context of the
                                            production and sale of
                                            nonconventional fuels (like coal
                                            seam gas) which generate the
                                            Section 29 tax credit is uncertain
                                            because such application has not
                                            been addressed either by a court or
                                            the IRS. An investment has economic
                                            substance if the investor can
                                            demonstrate that there is a
                                            reasonable possibility of deriving
                                            an economic profit from the
                                            investment in excess of a de
                                            minimis amount, apart from tax
                                            benefits. In many cases, economic
                                            profit has been computed by
                                            comparing the taxpayer's total cash
                                            investment to the total cash
                                            reasonably expected to be received
                                            by the taxpayer as a result of the
                                            investment (a "Pre-Tax Profit
                                            Objective"). At the time of the
                                            Public Offerings, Special Counsel
                                            to Dominion Resources expressed the
                                            opinion (only in connection with
                                            the Public Offerings) that the
                                            ownership of Units purchased in
                                            either of the Public Offerings,
                                            whose ownership of Units is not
                                            subject to puts, calls or other
                                            risk allocation devices, has
                                            economic substance even if the
                                            owner has no Pre-Tax Profit
                                            Objective. No assurance is given
                                            either by the Trustee or counsel to
                                            the Trustee to a purchaser of Units
                                            in or following the Public
                                            Offerings as to whether (and to
                                            what extent) such purchaser is or
                                            will be entitled to claim
                                            deductions and the Section 29 tax
                                            credit generated with respect to
                                            such Units.

Taxation of Unitholders...................  Each Unitholder is taxed directly on his proportionate share of
                                            income, deductions and credits of
                                            the Trust attributable to the
                                            Royalty Interests consistent with
                                            each such Unitholder's taxable year
                                            and method of accounting and
                                            without regard to the taxable year
                                            or method of accounting employed by
                                            the Trust.

Income and Deductions ....................  The income of the Trust consists primarily of a specified share of
                                            the proceeds from the sale of coal
                                            seam gas produced from the
                                            Underlying Properties. During 1998,
                                            the Trust earned interest income on
                                            funds held for distribution and
                                            made adjustments to the cash
                                            reserve maintained for the payment
                                            of contingent and future
                                            obligations of the Trust. The
                                            deductions of the Trust consist of
                                            property, production and related
                                            taxes and administrative expenses.
                                            In addition, each Unitholder is
                                            entitled to depletion deductions.
                                            See "Unitholder's Depletion
                                            Allowance" below.

Section 29 Tax Credits....................  Unitholders are entitled, provided certain requirements are met, to
                                            claim tax credits pursuant to
                                            Section 29 of the Code with respect
                                            to sales of coal seam gas
                                            production attributable to the
                                            Royalty Interests that is produced
                                            from the Existing Wells, the gross
                                            income from which is included in
                                            their taxable income. The Section
                                            29 tax credit provides to a
                                            taxpayer a dollar- for-dollar
                                            reduction in his regular federal
                                            income tax liability and,
                                            therefore, generally provides to
                                            him a greater benefit than a
                                            deduction, which merely reduces the
                                            amount of his taxable income. Such
                                            credits may be earned each year
                                            until the year beginning January 1,
                                            2003. For a Unitholder who owned
                                            the same Units of record on all
                                            four quarterly record dates during
                                            1998, the available Section 29 tax
                                            credit is approximately $1.385503
                                            per Unit, based on the first
                                            estimate of the GNP implicit price
                                            deflator published by the Bureau of
                                            Economic Analysis.

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

Limits on Unitholder's Use of
    Credits ..............................  In any year, a Unitholder is permitted to reduce his regular
                                            federal income tax liability by the
                                            Section 29 tax credits allocated to
                                            such Unitholder for such year on a
                                            dollar-for-dollar basis, but only
                                            to the extent such Unitholder's
                                            regular tax liability exceeds his
                                            alternative minimum tax liability
                                            (with certain adjustments). Any
                                            amount of Section 29 tax credit in
                                            excess of a Unitholder's total
                                            regular federal income tax
                                            liability for a year is permanently
                                            lost. Section 29 tax credits cannot
                                            be used to reduce a Unitholder's
                                            liability for any alternative
                                            minimum tax for any taxable year
                                            but can be carried forward to
                                            reduce his regular tax liability in
                                            a subsequent year (subject to the
                                            applicable rules governing such
                                            carryforward(s)).

Quarterly Allocations ....................  Under the Code, a Unitholder is
                                            entitled to Section 29 tax credits
                                            only to the extent that he is an
                                            owner of the economic interest at
                                            the time the coal seam gas is
                                            produced. The Trustee allocates the
                                            income received by the Trust during
                                            a quarter, and the Section 29 tax
                                            credit allocable to such income, to
                                            Unitholders of record on the
                                            quarterly record date for such
                                            quarter. Such an allocation may be
                                            challenged by the IRS, but any
                                            challenge is likely to have a
                                            material adverse impact only if
                                            successful and only for Unitholders
                                            who do not own Units for a full
                                            quarter for each record date,
                                            particularly Unitholders who
                                            acquire Units shortly before a
                                            record date and sell shortly after
                                            a record date. At the time of each
                                            of the Public Offerings, Special
                                            Counsel declined to express an
                                            opinion as to whether the IRS would
                                            accept quarterly allocations or
                                            would require income, credits and
                                            deductions of the Trust to be
                                            determined and allocated daily
                                            based on ownership at the time of
                                            production or on some other basis.

Treatment of the Royalty
    Interests ............................  Each Royalty Interest is a
                                            nonoperating economic interest in
                                            an Underlying Property because it
                                            is a right to a fixed percentage of
                                            the gross proceeds from the sale of
                                            gas as, if and when produced from
                                            such properties, the right endures
                                            for the economic life of the
                                            burdened reserves and the right is
                                            not required to bear any cost in
                                            developing or producing such gas.

Unitholder's Depletion
    Allowance ............................  Each Unitholder is entitled to amortize the cost of the Units
                                            through cost depletion over the
                                            life of the Royalty Interests (or,
                                            if greater, through percentage
                                            depletion equal to 15 percent of
                                            gross income). If any portion of
                                            the Royalty Interests is treated as
                                            a production payment or is not
                                            treated as an economic interest,
                                            however, a Unitholder will not be
                                            entitled to depletion in respect of
                                            such portion. No depletion
                                            allowances were available to
                                            Unitholders in respect of
                                            production from the Royalty
                                            Interests prior to June 28, 1994.

Non-Passive Activity Income,
    Credits and Loss .....................  The income, credits and expenses of the Trust are not taken into
                                            account in computing the passive
                                            activity losses and income under
                                            Section 469 of the Code for a
                                            Unitholder who acquires and holds
                                            Units as an investment and did not
                                            acquire them in the ordinary course
                                            of a trade or business. Section 29
                                            tax credits generated by an
                                            investment in Units, therefore, can
                                            be utilized to offset regular tax
                                            liability on income from any source
                                            whether active or passive, subject
                                            to other limitations discussed
                                            herein or arising from the
                                            individual tax circumstances of
                                            each Unitholder. See "Limits on
                                            Unitholder's Use of Credits" above.

Tax Shelter Registration .................  The Trust is registered as a "tax shelter" and its tax shelter
                                            registration number is
                                            94-277000355. Issuance of a tax
                                            shelter registration number does
                                            not indicate that the investment in
                                            Units or the claimed tax benefits
                                            have been reviewed, examined or
                                            approved by the IRS.

Substantial Understatement
    Penalty ..............................  Section 6662 of the Code imposes a penalty in certain circumstances
                                            for a substantial understatement of
                                            taxes if a taxpayer's tax liability
                                            is understated by more than the
                                            greater of (i) 10 percent of the
                                            taxes required to be shown on the
                                            return and (ii) $5,000 ($10,000 for
                                            most corporations). The penalty
                                            (which is not deductible) is 20
                                            percent of the understatement.

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

Unitholder Reporting
    Information ..........................  The Trustee furnishes to
                                            Unitholders tax information
                                            concerning royalty income,
                                            depletion and the Section 29 tax
                                            credits on an annual basis.
                                            Year-end tax information is
                                            furnished to Unitholders no later
                                            than March 15 of the following
                                            year. Unless the final information
                                            issued by the U.S. Treasury
                                            Department at the end of March
                                            regarding the amount of the section
                                            29 credit for 1998 differs
                                            materially from the Trustee's
                                            estimate, the final information
                                            will be contained in the next
                                            quarterly report. However, to the
                                            extent the final information issued
                                            by the U.S. Treasury Department
                                            causes the tax credit amounts for
                                            1998 to materially differ from the
                                            Trustee's estimates contained in
                                            the 1998 Tax Information booklet,
                                            the Trustee will promptly mail
                                            final tax credit information to
                                            each affected Unitholder.


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

       Alabama tax counsel has advised the Trust that the Alabama Department of Revenue (the "DOR") will permit the Trust to file a "composite income tax return" on behalf of all Unitholders who are not residents of Alabama, and that the filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for 1995, 1996 and 1997 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 1998 and each year thereafter for so long as the composite return will not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 1998. Accordingly, no Alabama state income tax is due under the 1998 return. No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 1998 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either
(i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, "Nonresident Unitholders" will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year which shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as "Resident Unitholders."

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

       Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by the Alabama Department of Environmental Management ("ADEM"). ADEM initially issued five permits in connection with the Underlying Properties which were consolidated into one permit in February 1994. The ADEM permit, which expires in July 1999, generally authorizes water disposal based upon the Black Warrior River's minimum flow rate and maximum chloride level. The Company has advised the Trust that it has applied for and expects to receive a new permit to take effect upon the expiration of the existing permit. The Company has advised the Trust that since 1987 water disposal from the Underlying Properties has not been disrupted.

       While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it estimates that it plans to expend approximately $296,500 during 1999 for anticipated expenditures related to compliance with environmental laws.


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

       Wells in the Black Warrior Basin produce natural gas from coal seam formations that have production characteristics materially different from conventional natural gas wells. The primary factor affecting recovery of gas reserves from coal seams in the Black Warrior Basin is the lowering of reservoir pressure through "dewatering" operations. In a typical coal seam gas well on the Underlying Properties, average daily natural gas production generally will increase as wells are "dewatered" until natural gas production reaches a "peak" at which time natural gas production will decline. The amount of time necessary to "dewater" a well and cause it to reach its peak production, and the ultimate level of a well's peak production, are difficult to estimate. Since all of the 532 wells included in the Underlying Properties were producing by mid-1991, the Company believes that production from such wells is currently past its peak and will decline over the term of the Trust.

       The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by River Gas in accordance with the Operating Agreement. See "--Operation of Properties." The Underlying Properties comprise 34,212 gross acres of land in an area approximately five miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 1998, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.

       Well Count and Acreage Summary. The following table shows as of December 31, 1998, the gross and net producing wells and acreage for the Company Interests. The net wells and acreage are determined by multiplying the gross wells or acres by the Company Interests Owner's working interest in the wells or acreage.


                                                            NUMBER OF
                                                              WELLS                  Acres
                                                         ---------------       ------------------
                                                         Gross       Net       Gross        Net
                                                         -----       ---       ------      ------
     Company Interests.............................       532        519       34,212      33,391

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

       Water Removal and Disposal. Water from the wells located on the Underlying Properties is pumped from the wellhead to one of five water disposal systems, each with two ponds, where the water is analyzed and chemically treated to remove impurities, if necessary, prior to discharge into the Black Warrior River. Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by ADEM that expires in July 1999. The Company has advised the Trust that it has applied for and expects to receive a new permit to take effect upon the expiration of the existing permit. The ADEM permit generally authorizes water disposal based upon the Black Warrior River's minimum flow rate and maximum chloride level. The Company has advised the Trust that since 1987 water disposal from the Underlying Properties has not been disrupted. Although the facilities of the Company have the capacity to store several days of water production, if water disposal into the Black Warrior River is disrupted, natural gas production from the wells on the Underlying Properties would be curtailed during the period of such disruption. See "Business--Regulation and Prices--Environmental Regulation."

       Curtailments. The Company has advised the Trust that, during 1998, production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

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


RESERVE ESTIMATE

       Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 1999, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ryder Scott. The natural gas reserves were estimated by Ryder Scott by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.


                                                                           As of
     ROYALTY INTERESTS                                                 January 1, 1999
     -----------------                                                 ---------------
      Net Proved Natural Gas Reserves (mmcf)(a)(b):
           Developed Producing ...................................          74,679
                                                                          ========
      Estimated Future Net Revenues (in thousands) (a)(c):
           1999 ..................................................        $ 18,809
           2000 ..................................................          16,649
           2001 ..................................................          14,728
           2002 ..................................................          13,055
           2003 ..................................................          11,180
           Thereafter ............................................          74,214
                                                                          --------
                Total ............................................        $148,635
                                                                          ========
                Total Discounted at 10 Percent ...................        $ 88,932
                                                                          ========

-------------------------
(a) The estimates of reserves and future net revenues summarized in this table are based upon an unescalated price of $2.12 per MCF, which was the price being received by the Company under the Gas Purchase Agreement as of December 31, 1998. This price may not be the most representative price for estimating reserves or related future net revenues data. See "--Gas Purchase Agreement."
(b) The estimated economic life of the wells comprising the Royalty Interests has been determined taking into account the Section 29 tax credits.
(c) Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests for gas production less the relevant share of production, property and related taxes (including severance taxes). Overhead costs have not been included, nor have the effects of depreciation, depletion and federal income tax. Estimated future net revenues do not include any Section 29 tax credits, although, as discussed in footnote (b) above, Section 29 tax credits have been taken into account in determining the estimated economic life of the wells comprising the Royalty Interests. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

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

       The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 9.5 Bcf in 1999 to 5.6 Bcf in 2003.

       Tax Credits Based on Reserves. Based upon the production estimates used in the Reserve Estimate for the January 1, 1999 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 1999 rate of $1.07 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $34.3 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $27.6 million.

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


NATURAL GAS SALES PRICES AND PRODUCTION

       The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the years ended December 31, 1998, December 31, 1997 and December 31, 1996.


                                                                Year ended         Year ended        Year ended
                                                            December 31, 1998   December 31, 1997 December 31, 1996
                                                            -----------------   ----------------- -----------------
Production attributable to the Royalty
   Interests (Bcf).....................................            10.6                11.3              11.9

Weighted average property, production and
   related taxes (per Mcf).............................          $   .12             $  .13            $  .13

Average Contract Price (per Mcf).......................          $  2.14             $ 2.40            $ 2.40


GAS PURCHASE AGREEMENT

       Sonat Marketing is required to purchase the Subject Gas pursuant to the Gas Purchase Agreement. The Company has advised the Trust that the Gas Purchase Agreement extends until December 31, 2001 and will be automatically renewed each year unless terminated by either party. Pursuant to the Gas Purchase Agreement, Sonat Marketing is obligated to purchase monthly up to the Monthly Base Quantity designated in the Gas Purchase Agreement of the Subject Gas at the Contract Price; a Premium over the Index Price. Until December 31, 1998, the Contract Price was subject to a Minimum Price of $1.85 per MMBtu and a Maximum Price of $2.63 per MMBtu. While the Minimum Price assured the Unitholder a minimum price at which the Monthly Base Quantities of the Subject Gas must be purchased, until January 1, 1999, Unitholders did not benefit from natural gas prices in excess of $2.63 per MMBtu. From January 1, 1999 through December 31, 1999 the Contract Price is subject to a Minimum Price of $2.16 per MMBtu and a Maximum Price of $3.07 per MMBtu. Prior to April 1, 1996, Sonat Marketing was obligated to purchase the Subject Gas in excess of the Monthly Base Quantity at the Index Price. From April 1, 1996 through December 31, 1998, the price payable for Subject Gas in excess of the

Monthly Base Quantity equaled the Index Price plus $.02. Beginning effective January 1, 1999 through December 31, 1999, the price payable for Subject Gas in excess of the Monthly Base Quantity but less than or equal to the Monthly Fixed Price Quantity shall equal the Index Price plus $.02 subject to a minimum price of $2.12 per MMBtu and a maximum price of $3.02 per MMBtu. Also during this period, the price payable for Subject Gas in excess of the Monthly Fixed Price Quantity shall equal the sum of the Index Price and $.02. The Company has advised the Trust that at the end of the primary term or any extensions thereof, Sonat Marketing will be obligated to purchase the Subject Gas at the Index Price until such time as the Company and Sonat Marketing negotiate a different price, and that the Company will have the ability to obtain an offer to purchase the Subject Gas from another purchaser and terminate the Gas Purchase Agreement if Sonat Marketing does not match such offer.

       Sonat Marketing's obligation to purchase Gas pursuant to the Gas Purchase Agreement (as well as the Company's obligation to sell such natural gas) may be suspended to the extent affected by the occurrence of any event not within the control of the affected party that renders the affected party unable to perform its obligations under the Gas Purchase Agreement if the event could not have been prevented by the exercise of reasonable diligence including: acts of God, strikes, lockouts or other industrial disturbances, acts of the public enemy, wars, blockades, insurrections, riots, epidemics, landslides, lightning, earthquakes, fires, storms, floods, washouts, arrests and restraints of governments and people, civil disturbances, explosions, breakage or accident to machinery or lines of pipe, the necessity for maintenance of or making repairs or alterations to machinery or lines of pipe, freezing of wells or lines of pipe, partial or entire failure of wells, curtailment, interruption or other unavailability of transportation, inability to acquire or delay in acquiring at reasonable cost and by the exercise of reasonable diligence, servitudes, rights of way, grants, permits, permissions, licenses, materials or supplies that are required to enable the affected party to perform its obligations. Following any such event, the affected party's obligations under the Gas Purchase Agreement will be suspended during the period of its inability to perform, and such party will as far as possible remedy the event with reasonable dispatch. During the pendency of any such suspension, the cash available for distribution, and the depletion deductions and Section 29 tax credits available for allocation, by the Trust to Unitholders could be reduced materially or eliminated entirely.

       Sonat Marketing has entered into a put and call agreement with a nationally recognized commodities brokerage firm intended to limit its losses in the event that the Index Price falls below the Minimum Price. Pursuant to the Gas Purchase Agreement Amendment, Sonat Marketing's obligation to enter into such a put and call agreement terminated on January 1, 1999. In addition, up to $10,000,000 of the payment obligations of Sonat Marketing under the Gas Purchase Agreement are guaranteed by Sonat Marketing.

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

       Operating Agreement. Pursuant to the Operating Agreement, River Gas operates and maintains the Underlying Properties for the Company and the other working interest owners. The Operating Agreement has a one-year term and will be automatically renewed for additional one-year periods unless either party provides written notice to the other party of its desire to terminate the Operating Agreement at least six months prior to the date on which the agreement is to terminate. Upon not less than 30 days' notice either River Gas or the Company may terminate the Operating Agreement if: (i) the other party has committed a material breach of the Operating Agreement, unless such breach is cured in the manner specified in the Operating Agreement; (ii) the other party files a petition for relief under federal or state bankruptcy laws, the other party's insolvency is determined by a final court proceeding, the other party's filing of a petition or application to accomplish such a result or for the appointment of a receiver or trustee for such party or for a substantial part of its assets or commencement of any proceedings relating to the other party under any other reorganization, arrangement, insolvency, adjustment of debt or liquidation law of any jurisdiction; provided, however, that if such proceeding is not commenced, the proceeding will not give rise to a right to terminate the Operating Agreement unless such party consents or such proceeding has not been finally dismissed within 90 days after its commencement; or (iii) after good faith negotiations River Gas and the Company and the other working interest owners cannot agree on an annual operating plan or budget for any year.

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


SALE AND ABANDONMENT OF UNDERLYING PROPERTIES

       The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 1998, none of the wells included in the Underlying Properties had been plugged and abandoned.

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

                                                                     PRICE
                                                       --------------------------------
                                                                                                 DISTRIBUTION
                                                           HIGH                 LOW                PER UNIT
                                                       -----------           ----------           ----------
 1998
 First Quarter ....................................    $  21 - 1/4           $ 18 - 3/8           $ .874821
 Second Quarter ...................................       22 - 3/4             19 - 7/8             .670386
 Third Quarter ....................................       21 - 11/16           16 - 7/8             .672017
 Fourth Quarter ...................................       20 - 1/8             12 - 7/8             .614702
 1997
 First Quarter ....................................    $  22 - 3/4           $ 20 - 1/2           $ .844175
 Second Quarter ...................................       23 - 1/2             21                   .808040
 Third Quarter ....................................       25 - 3/16            20 - 1/4             .692395
 Fourth Quarter ...................................       22 - 7/8             20                   .755724

At March 15, 1999, there were 7,850,000 Units outstanding and approximately 1,242 Unitholders of record.


ITEM 6.    SELECTED FINANCIAL DATA.




                                                                                                                  FOR THE PERIOD
                                                                                                                  FROM MAY 31,
                                                             YEAR ENDED DECEMBER 31,                              1994 (DATE OF
                                                                                                                  INCEPTION) TO
                                       ------------------------------------------------------------------------   DECEMBER 31,
                                            1998               1997                1996                1995            1994
                                       ------------        ------------        ------------        ------------   -------------
 Royalty Income                        $ 22,849,760        $ 24,977,563        $ 26,013,428        $ 21,603,550   $  7,596,511
 Distributable Income                  $ 22,226,804        $ 24,338,026        $ 25,423,282        $ 20,947,426   $  7,278,931
 Distributable Income per Unit         $       2.83        $       3.10        $       3.24        $       2.67   $        .93
 Distributions per Unit                $       2.83        $       3.10        $       3.24        $       2.66   $        .91
 Total Assets, December 31             $ 85,645,529        $ 97,774,353        $109,761,403        $125,641,485   $139,641,366
 Total corpus, December 31             $ 85,533,029        $ 97,670,701        $109,562,077        $125,545,839   $139,471,673

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

       The year 1998 marked the fourth full year of the existence of the Trust. The Trust received royalty income amounting to $22,849,760 during the year ended December 31, 1998 compared to $24,977,563 for 1997 and $26,013,428 for
1996. The royalty income received by the Trust was net of the Royalty Interest's allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 1998 remained relatively stable at $699,832 compared to $713,380 for 1997 and $656,019 for 1996. Distributable income for the year ended December 31, 1998 was $22,226,804 or $2.83 per Unit compared to $24,338,026 or $3.10 per Unit for 1997 and $25,423,282 or $3.24 per Unit for 1996.

       Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to the Company's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust. The decreases in royalty income and distributable income noted in the preceding paragraph were due primarily to the depletion of reserves and to a decrease in the average prices received for gas attributable to the Royalty Interests.

       Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 1998, 1997 and 1996, was based on production volumes and natural gas prices for the periods from October 1, 1997 to September 30, 1998, October 1, 1996 through September 30, 1997 and October 1, 1995 to September 30, 1996, respectively.

       The following table sets forth the production volumes attributable to the Trust's Royalty Interests and the average sales Price and Index Price for such production for the periods indicated.

                                                  FOR 12 MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------
                                                 1998          1997            1996
------------------------------------------------------------------------------------
Production (Bcf)(1)                             10.588        11.515          12.031
Production (MMBtu)(2)                           10.494        11.404          11.907
Average Contract Price Received ($/MMBtu)      $  2.29       $  2.32         $  2.31
Average Index Price ($/MMBtu)                  $  2.35       $  2.48         $  2.18

(1) Billion cubic feet of natural gas.
(2) Trillion British Thermal Units.

------------------------

       The information in this Form 10-K concerning production and prices relating to the Royalty Interests is based on information prepared and furnished by the Company to the Trustee. The Trustee has no control over and no responsibility relating to the operation of or accounting for the Underlying Properties.

       Sonat Marketing is required to purchase the Subject Gas pursuant to the Gas Purchase Agreement. The Company has advised the Trust that the Gas Purchase Agreement extends until December 31, 2001 and will be automatically renewed each year unless terminated by either party. Pursuant to the Gas Purchase Agreement, Sonat Marketing is obligated to purchase monthly up to the Monthly Base Quantity designated in the Gas Purchase Agreement of the Subject Gas at the Contract Price; a Premium over the Index Price. Until December 31, 1998, the Contract Price was subject to a Minimum Price of $1.85 per MMBtu and a Maximum Price of $2.63 per MMBtu. While the Minimum Price assured the Unitholder a minimum price at which the Monthly Base Quantities of the Subject Gas must be purchased, until January 1, 1999, Unitholders did not benefit from natural gas prices in excess of $2.63 per MMBtu. From January 1, 1999 through December 31, 1999 the Contract Price is subject to a Minimum Price of $2.16 per MMBtu and a Maximum Price of $3.07 per MMBtu. Prior to April 1, 1996, Sonat Marketing was obligated to purchase the Subject Gas in excess of the Monthly Base Quantity at the Index Price. From April 1, 1996 through December 31, 1998, the price payable for Subject Gas in excess of the Monthly Base Quantity equaled the Index Price plus $.02. Beginning effective January 1, 1999 through December 31, 1999, the price payable for Subject Gas in excess of the Monthly Base Quantity but less than or equal to the Monthly Fixed Price Quantity shall equal the Index Price plus $.02 subject to a minimum price of $2.12 per MMBtu and a maximum price of $3.02 per MMBtu. Also during this period, the price payable for Subject Gas in excess of the Monthly Fixed Price Quantity shall equal the sum of the Index Price and $.02. The Company has advised the Trust that at the end of the primary term or any extensions thereof, Sonat Marketing will be obligated to purchase the Subject Gas at the Index Price until such time as the Company and Sonat Marketing negotiate a different price, and that the Company will have the ability to obtain an offer to purchase the Subject Gas from another purchaser and terminate the Gas Purchase Agreement if Sonat Marketing does not match such offer.

       The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 1998, 1997, 1996 and 1995, by independent petroleum engineers. The reserve quantities of 74.7 Bcf for 1998 compared to
94.5 Bcf for 1997, 82.4 Bcf for 1996 and 74.8 Bcf for 1995 reflect a decline in reserves between 1997 and 1998 as a result of production. See "Financial Statements and Supplementary Data --Notes to Financial Statements--Note 8."

YEAR 2000

       Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences. The Trustee has identified the General Ledger/Accounts Payable System as the primary system that is vulnerable to the Year 2000 issue. The current system is Year 2000 compliant. The Trust selected a system that has been warranted to be Year 2000 compliant and completed the installation of the new system at the beginning of 1998. The cost of the system was approximately $6,000. To date the Trustee has incurred no other costs in connection with its efforts to identify, assess, remediate and test the Trust's systems for Year 2000 compliance.

       The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust as well as other systems for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which was incurred and paid during the last quarter of 1998 and the first quarter of 1999. Of this amount, the Trustee has paid $4,000 for identification and assessment of affected systems.

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

       The Trust is a passive entity with no business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any other significant expenditures relating to the Trustee's IT systems used in connection with Trust during 1999. Thus, the expenditures expected to be made in connection with the Year 2000 efforts described above will represent substantially all of the Trustee's IT-related expenditures on behalf of the Trust during 1998 and 1999. These expenditures will be treated as Trust expenses on the financial statements of the Trust.

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

       The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification and assessment activities are approximately 80 percent complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by the end of the first quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

       Certain of the statements made above regarding the Trustee's Year 2000 program are forward-looking statements, and there can be no assurance that the Trustee will be able to achieve Year 2000 compliance in the manner and by the dates indicated.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT
NationsBank, N.A., as Trustee of
Dominion Resources Black Warrior Trust

     We have audited the accompanying statements of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the "Trust") as of December 31, 1998 and 1997, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust at December 31, 1998 and 1997, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998, on the basis of accounting described in
Note 2.

DELOITTE & TOUCHE LLP
Dallas, Texas
March 15, 1999

                     DOMINION RESOURCES BLACK WARRIOR TRUST

                              FINANCIAL STATEMENTS


STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                                                                  December 31,
                                                                          --------------------------
                                                                              1998          1997
                                                                          --------------------------
                                ASSETS
Cash  and cash equivalents.............................................    $    59,455   $    54,431
Royalty interests in gas properties (less accumulated
    amortization of $70,231,426 and $58,097,578, respectively) .........    85,586,074    97,719,922
                                                                           -----------   -----------
        Total Assets...................................................    $85,645,529   $97,774,353
                                                                           ===========   ===========
                     LIABILITIES AND TRUST CORPUS
Trust expenses payable.................................................    $   112,500   $   103,652
Trust corpus (7,850,000 units of beneficial interest
    authorized, issued and outstanding) ................................    85,533,029    97,670,701
                                                                           -----------   -----------
        Total Liabilities and Trust Corpus.............................    $85,645,529   $97,774,353
                                                                           ===========   ===========


STATEMENTS OF DISTRIBUTABLE INCOME

                                                                     For Year Ended
                                                  --------------------------------------------------------
                                                  December 31, 1998  December 31, 1997    December 31,1996
                                                  -----------------  -----------------    ----------------
Royalty income ....................................   $22,849,760       $24,977,563         $ 26,013,428
Interest income ...................................        76,876            73,843               65,873
                                                      -----------       -----------         -----------
                                                       22,926,636        25,051,406           26,079,301
General and administrative expenses ...............       699,832           713,380              656,019
                                                      -----------       -----------         -----------
Distributable income ..............................   $22,226,804       $24,338,026         $ 25,423,282
                                                      ===========       ===========         ============
Distributable income per unit (7,850,000 units)....   $      2.83       $      3.10         $       3.24
                                                      ===========       ===========         ============
Distributions per unit ............................   $      2.83       $      3.10         $       3.24
                                                      ===========       ===========         ============


STATEMENTS OF CHANGES IN TRUST CORPUS

                                                          For Year Ended
                                       --------------------------------------------------------
                                       December 31, 1998  December 31, 1997    December 31,1996
                                       -----------------  -----------------    ----------------
Trust corpus, beginning of period ....   $  97,670,701     $ 109,562,077         $ 125,545,839
Amortization of royalty interests ....     (12,133,848)      (11,891,773)          (16,005,268)
Distributable income .................      22,226,804        24,338,026            25,423,282
Distributions to Unitholders .........     (22,230,628)      (24,337,629)          (25,401,776)
                                         -------------     -------------         -------------
Trust corpus, end of period ..........   $  85,533,029     $  97,670,701         $ 109,562,077
                                         =============     =============         =============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

2.     BASIS OF ACCOUNTING

       The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

o Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the month of production or when earned.

o General and administrative expenses are recorded based on liabilities paid and cash reserves established out of cash received.

o Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus based upon when revenue is received.

o Distributions to Unitholders are recorded when declared by the Trustee (see Note 5).

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

       The net amount of royalty interests in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves at year end using current unescalated product prices plus the estimated Section 29 credits for federal income tax purposes. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the Trust Corpus.

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

Distributable Income Per Unit

       Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and equivalent shares outstanding. The Trust had no equivalent shares outstanding for any period presented. As a result basic diluted earnings per unit and distributable income per unit are the same.

New Accounting Standards

       The Financial Accounting Standards Board ("FASB") issued, in June 1997, Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 has no effect on the Trust's reporting since it operates solely in the United States.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999. The Trust has not completed the process of evaluating the impact, if any, that will result from adopting this SFAS.

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

4.   RELATED PARTY TRANSACTIONS

       Dominion Resources provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective June 1, 1994. During 1998 this fee was $342,515 and will increase annually by three percent. Aggregate fees paid by the Trust to Dominion Resources in 1998, 1997 and 1996 were $342,515, $327,561 and $318,270, respectively.

       Aggregate fees and expense reimbursements paid by the Trust to the trustees in 1998, 1997 and 1996 were $33,765, $32,756 and $36,853, respectively.

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

6.   SUBSEQUENT EVENTS

       Subsequent to December 31, 1998, the Trust declared and paid the following distribution:

      QUARTERLY                                                     DISTRIBUTION
     RECORD DATE                    PAYMENT DATE                      PER UNIT
---------------------          ----------------------           --------------------
    March 1, 1999                  March 11, 1999                     $.600257

       The trustee has estimated the Section 29 tax credit associated with the March 11, 1999 quarterly distribution to be $.32 per unit (unaudited).

7.   QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 1998 and 1997 (in thousands, except per Unit amounts):

                                                ROYALTY                DISTRIBUTABLE       DISTRIBUTABLE
CALENDAR QUARTER                                INCOME                   INCOME           INCOME PER UNIT
----------------                               --------                -------------      ---------------
1998
     First.........................            $    6,917               $    6,749             $     .86
     Second........................                 5,524                    5,311                   .68
     Third.........................                 5,451                    5,344                   .68
     Fourth........................                 4,958                    4,823                   .61
                                               ----------               ----------             ---------
                                               $   22,850               $   22,227             $    2.83
                                               ==========               ==========             =========
1997
     First.........................            $    6,797               $    6,616             $     .84
     Second........................                 6,537                    6,313                   .80
     Third.........................                 5,597                    5,469                   .70
     Fourth........................                 6,047                    5,940                   .76
                                               ----------               ----------             ---------
                                               $   24,978               $   24,338             $   $3.10
                                               ==========               ==========             =========


     Selected 1998 fourth quarter data are as follows (in thousands, except per Unit amounts):


Royalty income..........................          $     4,958
Interest income.........................                   17
General and administrative expenses.....                 (152)
                                                  ------------
Distributable income....................          $     4,823
                                                  ===========
Distributable income per Unit...........          $       .61
                                                  ===========
Distributions per Unit..................          $       .61
                                                  ===========

         Due to significant revisions in estimates of reserve quantities at year end (see Note 8), estimated amortization of royalty interests was increased by approximately $1.2 million and decreased approximately $3.4 million during the fourth quarters of 1998 and 1997, respectively. This adjustment did not have an impact on the Trust's distributable income.

8.   SUPPLEMENTAL GAS DISCLOSURE (UNAUDITED)

         The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 1998, 1997 and 1996 and January 1, 1996 by independent petroleum engineers.

         In accordance with Statement of Financial Accounting Standards No. 69, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and end-of-period natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The prices for December 31, 1998, 1997 and 1996 and January 1, 1996 were $2.12, $2.55, $2.81 and $2.26 per
Mcf, respectively, including the effect of the Gas Purchase Agreement (see Note
9).

         Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the original estimates.

         The reserve estimates for the Royalty Interests are based on a percentage share of the Company's Gross Proceeds payable to the Trust of 65 percent.


                                                                    Mmcf
                                                                  --------
Proved developed reserves at January 1, 1996..............          74,841
         Revisions of previous estimates..................          19,484
         Production.......................................         (11,937)
                                                                  --------
Proved developed reserves at December 31, 1996............          82,388
         Revisions of previous estimates..................          23,380
         Production.......................................         (11,302)
                                                                  --------
Proved developed reserves at December 31, 1997............          94,466
         Revisions of previous estimates..................          (9,458)
         Production.......................................         (10,329)
                                                                  --------
Proved developed reserves at December 31, 1998............          74,679
                                                                  ========

         All proved reserve estimates presented above at December 31, 1998, 1997 and 1996 and January 1, 1996 are proved developed.

         Proved developed reserves, all located in the United States, for the Trust's Interests are estimated quantities of coal seam gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from the coal formation under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Estimated economic quantities have been determined considering the
Section 29 tax credits.

         The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 1998, 1997 and 1996 relating to the Trust's Royalty Interests (thousands of dollars):

                                                                     1998                  1997                1996
                                                                  ----------            ----------          ---------
Future cash inflows.....................................           $ 158,122            $  241,346          $  231,734
Future taxes............................................              (9,487)              (14,481)            (13,904)
                                                                   ---------            ----------          ----------
Future net cash flows...................................             148,635               226,865             217,830
10% annual discount for estimated timing
         of cash flow...................................           $ (59,703)              (97,941)            (83,155)
                                                                   ---------            ----------          ----------
Standardized measure of discounted
      future net cash flows.............................           $  88,932            $  128,924          $  134,675
                                                                   =========            ==========          ==========

         Future cash flows do not include Section 29 tax credits which in the aggregate are estimated to be approximately $34,346,000 having a discounted present value (assuming a 10% discounted rate) of approximately $27,611,000 at December 31, 1998.

         The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the period ended December 31, 1998, 1997 and 1996 (thousands of dollars):


                                                                       1998                1997                1996
                                                                    ----------          ----------         -----------
Balance at beginning of period............................          $  128,924          $  134,675         $   100,386
Increase (decrease) due to:
     Royalty income, net of taxes.........................             (21,722)            (25,096)            (27,091)
     Changes in prices....................................             (16,723)            (21,421)             17,516
     Changes in estimated volumes.........................             (14,439)             27,298              33,826
     Accretion of discount................................              12,892              13,468              10,038
                                                                    ----------          ----------         -----------
Balance at December 31....................................          $   88,932          $  128,924         $   134,675
                                                                    ==========          ==========         ===========

       As of March 29, 1999, published natural gas prices were approximately $1.82 per MMBtu as compared to prices utilized in the Trust's calculation of its year end standardized measure of discounted future net cash flow. The use of prices currently being received would result in a lower standardized measure of discounted future net cash flows.

9.   GAS PURCHASE AGREEMENT

     Sonat Marketing is required to purchase the Subject Gas pursuant to the Gas Purchase Agreement. The Company has advised the Trust that the Gas Purchase Agreement extends until December 31, 2001 and will be automatically renewed each year unless terminated by either party. Pursuant to the Gas Purchase Agreement, Sonat Marketing is obligated to purchase monthly up to the Monthly Base Quantity designated in the Gas Purchase Agreement of the Subject Gas at the Contract Price; a Premium over the Index Price. Until December 31, 1998, the Contract Price was subject to a Minimum Price of $1.85 per MMBtu and a Maximum Price of $2.63 per MMBtu. While the Minimum Price assured the Unitholder a minimum price at which the Monthly Base Quantities of the Subject Gas must be purchased, until January 1, 1999, Unitholders did not benefit from natural gas prices in excess of $2.63 per MMBtu. From January 1, 1999 through December 31, 1999 the Contract Price is subject to a Minimum Price of $2.16 per MMBtu and a Maximum Price of $3.07 per MMBtu. Prior to April 1, 1996, Sonat Marketing was obligated to purchase the Subject Gas in excess of the Monthly Base Quantity at the Index Price. From April 1, 1996 through December 31, 1998, the price payable for Subject Gas in excess of the Monthly Base Quantity equaled the Index Price plus $.02. Beginning effective January 1, 1999 through December 31, 1999, the price payable for Subject Gas in excess of the Monthly Base Quantity but less than or equal to the Monthly Fixed Price Quantity shall equal the Index Price plus $.02 subject to a minimum price of $2.12 per MMBtu and a maximum price of $3.02 per MMBtu. Also during this period, the price payable for Subject Gas in excess of the Monthly Fixed Price Quantity shall equal the sum of the Index Price and $.02. The Company has advised the Trust that at the end of the primary term or any extensions thereof, Sonat Marketing will be obligated to purchase the Subject Gas at the Index Price until such time as the Company and Sonat Marketing negotiate a different price, and that the Company will have the ability to obtain an offer to purchase the Subject Gas from another purchaser and terminate the Gas Purchase Agreement if Sonat Marketing does not match such offer.

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

       Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $30,900, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate which is currently $120 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000 which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 1998, the Trustee and the Delaware Trustee received total compensation of $33,765 and $6,250, respectively.

       Compensation of the Transfer Agent. The Transfer Agent receives a transfer agency fee of $3.25 annually per account, plus $1.50 for each certificate issued and $.40 for each check issued (subject to an annual minimum of $7,200).

       Fees to Dominion Resources. Dominion Resources will receive throughout the term of the Trust an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties as described in Item 13 under "Administrative Services Agreement."


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Security Ownership of Certain Beneficial Owners. The Trustee knows of no Unitholder that is a beneficial owner of more than five percent of the outstanding Units.

     Security Ownership of Management. The Trust has no directors or executive officers. As of March 15, 1999, neither NationsBank, N.A., the Trustee, nor Mellon Bank (DE) National Association, the Delaware Trustee, beneficially owned any Units.

     Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ADMINISTRATIVE SERVICES AGREEMENT

     Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee, payable in equal quarterly installments, is currently $342,000 and will increase annually by three percent.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1.  Financial Statements (included in Item 8. of this report)
          Independent Auditors' Report
          Statements of Assets, Liabilities and Trust Corpus as of December 31, 1998 and 1997
          Statements of Distributable Income for the years ended December 31, 1998, 1997 and 1996
          Statements of Changes in Trust Corpus for the years ended December 31, 1998, 1997 and 1996

     Notes to Financial Statements

     2.  Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

     3.  Exhibits


Exhibit
Number                     Exhibit
-------                    -------
 3.1     -- Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc.,
            Dominion Resources, Inc., Mellon Bank (DE) National Association and
            NationsBank, N.A. (as successor to NationsBank of Texas, N.A.)
            (filed as Exhibit 3.1 to Dominion Resources, Inc.'s Registration
            Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

 3.2     -- First Amendment of Trust Agreement of Dominion Resources Black
            Warrior Trust dated as of June 27, 1994, by and among Dominion
            Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank
            (DE) National Association and NationsBank, N.A. (as successor to
            NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the
            Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

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

10.3     -- Amendment to and Ratification of Overriding Royalty Conveyance
            dated as of November 20, 1994, among Dominion Black Warrior Basin,
            Inc., NationsBank, N.A. (as successor to NationsBank of Texas,
            N.A.), and Mellon Bank (DE) National Association (filed as Exhibit
            10.3 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).


10.4     -- Gas Purchase Agreement, dated as of May 3, 1994, between Sonat
            Marketing and the Company (filed as Exhibit 10.2 to Dominion
            Resources, Inc.'s Registration Statement* on Form S-3 (No.
            33-53513), and incorporated herein by reference).

10.5     -- Amendment to Gas Purchase Agreement dated May 16, 1996, between
            Sonat Marketing and the Company (filed as Exhibit 10.1 to the
            Registrant's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6     -- Amendment to Gas Purchase Agreement dated April 9, 1998, between
            Sonat Marketing and the Company.

23.1     -- Consent of Ryder Scott Company Petroleum Engineers, independent petroleum engineers.

27.1     -- Financial Data Schedule.

99.1     -- Summary of Reserve Report, dated March 5, 1999, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 1999, prepared by Ryder Scott Company Petroleum
            Engineers, independent petroleum engineers.

----------
*     On its own behalf and as sponsor of the Dominion Resources Black Warrior
      Trust

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


                                     DOMINION RESOURCES BLACK WARRIOR TRUST


                                     By: NATIONSBANK, N.A., TRUSTEE


                                     By:  /s/ RON E. HOOPER
                                          -------------------------------------
                                              RON E. HOOPER
                                              VICE PRESIDENT AND ADMINISTRATOR


Date: March 31, 1999


            (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)

                                 EXHIBIT INDEX


Exhibit
Number                     Exhibit
-------                    -------
 3.1     -- Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc.,
            Dominion Resources, Inc., Mellon Bank (DE) National Association and
            NationsBank, N.A. (as successor to NationsBank of Texas, N.A.)
            (filed as Exhibit 3.1 to Dominion Resources, Inc.'s Registration
            Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

 3.2     -- First Amendment of Trust Agreement of Dominion Resources Black
            Warrior Trust dated as of June 27, 1994, by and among Dominion
            Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank
            (DE) National Association and NationsBank, N.A. (as successor to
            NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the
            Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

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

10.3     -- Amendment to and Ratification of Overriding Royalty Conveyance
            dated as of November 20, 1994, among Dominion Black Warrior Basin,
            Inc., NationsBank, N.A. (as successor to NationsBank of Texas,
            N.A.), and Mellon Bank (DE) National Association (filed as Exhibit
            10.3 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4     -- Gas Purchase Agreement, dated as of May 3, 1994, between Sonat
            Marketing and the Company (filed as Exhibit 10.2 to Dominion
            Resources, Inc.'s Registration Statement* on Form S-3 (No.
            33-53513), and incorporated herein by reference).

10.5     -- Amendment to Gas Purchase Agreement dated May 16, 1996, between
            Sonat Marketing and the Company (filed as Exhibit 10.1 to the
            Registrant's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6     -- Amendment to Gas Purchase Agreement dated April 9, 1998, between
            Sonat Marketing and the Company.

23.1     -- Consent of Ryder Scott Company Petroleum Engineers, independent petroleum engineers.

27.1     -- Financial Data Schedule.

99.1     -- Summary of Reserve Report, dated March 5, 1999, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 1999, prepared by Ryder Scott Company Petroleum
            Engineers, independent petroleum engineers.

----------
*     On its own behalf and as sponsor of the Dominion Resources Black Warrior
      Trust