Form 10-Q
period 1999-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1999-05-14
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X]              Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1999

                                       or

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



                 NationsBank, N.A., d/b/a Bank of America, N.A.
                                 901 Main Street
                                   17th Floor
                               Dallas, Texas 75202
                    (Address of principal executive offices)
                                   (Zip code)

                                 (214) 209-2400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
         Number of units of beneficial interest outstanding at May 14, 1999:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

        The condensed financial statements included herein have been prepared by NationsBank, N.A., d/b/a Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1998, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1998. The December 31, 1998 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1999, the distributable income for the three-month periods ended March 31, 1999 and 1998 and the changes in trust corpus for the three-month periods ended March 31, 1999 and 1998, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

        The condensed financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

NationsBank, N.A., d/b/a Bank of America, N.A.
  as Trustee of Dominion Resources
  Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of March 31, 1999, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 1998, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 15, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1998, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 11, 1999

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

--------------------------------------------------------------------------------


                                          March 31, 1999   December 31, 1998
                                          --------------   -----------------
                                            (unaudited)
ASSETS

Cash and cash equivalents                   $    51,825       $    59,455
Royalty interests in
  gas properties (less accumulated
  amortization of $73,102,851
  at March 31, 1999 and $70,231,426
  at December 31, 1998)                      82,714,649        85,586,074
                                            -----------       -----------

TOTAL ASSETS                                $82,766,474       $85,645,529
                                            ===========       ===========


LIABILITIES AND TRUST CORPUS

Trust administration expenses payable       $   144,860       $   112,500

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                         82,621,614        85,533,029
                                            -----------       -----------

TOTAL LIABILITIES
         AND TRUST CORPUS                   $82,766,474       $85,645,529
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

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------


                                            For                 For
                                         the Three           the Three
                                        Months Ended        Months Ended
                                       March 31, 1999      March 31, 1998
                                       --------------      --------------
Royalty income                           $ 4,858,538        $ 6,917,233
Interest income                               13,059             24,710
                                         -----------        -----------
                                           4,871,597          6,941,943

General and administrative
        expenses                            (199,565)          (193,101)
                                         -----------        -----------
Distributable income                     $ 4,672,032        $ 6,748,842
                                         ===========        ===========

Distributable income
        per unit (7,850,000 units)       $       .60        $       .86
                                         ===========        ===========



The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------


                                                     For                    For
                                                  the Three              the Three
                                                 Months Ended          Months Ended
                                                March 31, 1999        March 31, 1998
                                                --------------        --------------
Trust corpus, beginning of period                $ 85,533,029          $ 97,670,701
Amortization of royalty interests                  (2,871,425)           (2,860,263)
Distributable income                                4,672,032             6,748,842
Distributions to unitholders                       (4,712,022)           (6,867,344)
                                                 ------------          ------------
Trust corpus, end of period                      $ 82,621,614          $ 94,691,936
                                                 ============          ============


Distributions per unit (7,850,000 units)         $        .60          $        .87
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


--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.      TRUST ORGANIZATION AND PROVISIONS

        Dominion Resources Black Warrior Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the "Trust Agreement") entered into effective as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., an Alabama corporation (the "Company"), as grantor, Dominion Resources, Inc., a Virginia corporation ("Dominion Resources"), and NationsBank, N.A., d/b/a Bank of America, N.A., as successor to NationsBank, N.A., a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

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

        The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust's gas reserves plus the estimated future Section 29 credits for federal income tax purposes. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus.

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

Three Month Period Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

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

        The Trust received royalty income amounting to $4,858,538 during the first quarter of 1999 compared to $6,917,233 during the first quarter of 1998. This revenue was derived from the receipt of cash on production of 2,505 Mmcf at an average price received of $1.94 per mcf after deducting production taxes of $276,070 compared to 2,765 Mmcf with an average price of $2.65 per mcf after deducting production taxes of $419,670 in the first quarter of 1998. For the three-month period ended March 31,1999, the Trust was negatively impacted by the decrease in natural gas prices and the decline in production as compared with the three month period ended March 31, 1998. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

        Administrative expenses during the first quarter of 1999 amounted to $199,565 compared to $193,101 in the comparable period in 1998. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period.

        Distributable income for the first quarter of 1999 was $4,672,032, or $.60 per Unit, compared to distributable income for the first quarter of 1998 of $6,748,842, or $.86 per Unit. The Trust made a distribution on March 11, 1999 of $.600257 per Unit compared to a distribution of $.874820 per Unit made during the first quarter of 1998.

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

        The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust as well as other systems for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's

Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which will be incurred and paid by the second quarter of 1999. Of this amount, the Trustee has paid $4,000 for identification and assessment of affected systems.

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

        The Trust is a passive entity with no business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any other significant expenditures relating to the Trustee's IT systems used in connection with Trust during 1999. Thus, the expenditures expected to be made in connection with the Year 2000 efforts described above will represent substantially all of the Trustee's IT-related expenditures on behalf of the Trust during 1999. These expenditures will be treated as Trust expenses on the financial statements of the Trust.

        Because the royalty interests held by the Trust are fixed, the Trustee is dependent upon the third parties (primarily energy companies) that hold operating interests with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trustee would have available no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by the Trustee and one or more third parties who pay royalties to the trust to identify or remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make required distributions to Unitholders. Such inability could result in the incurrence by the Trust of interest charges or other liabilities to Unitholders. The Trustee believes that in the event of a failure of any of its internal systems it would be able to replace such systems in a relatively short period of time, relying on internal resources of NationsBank, N.A., d/b/a Bank of America, N.A., which serves as the Trustee, although there can be no assurance that such replacement would not be costly or that it would be completed without resulting in a significant delay in the distributions to Unitholders. With respect to a failure by a third party to deliver royalty income on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income could result.

        The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification and assessment activities are approximately 90 percent complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by the end of the second quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year

2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

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


                                         DOMINION RESOURCES BLACK
                                         WARRIOR TRUST

                                         By:    NATIONSBANK, N.A., d/b/a BANK OF
                                                AMERICA, N.A.



                                         By:    /s/ Ron E. Hooper
                                               ---------------------------------
                                                Ron E. Hooper
                                                Vice President


Date: May 14, 1999

               (The Trust has no directors or executive officers.)

                                 EXHIBIT INDEX


Exhibit
Number                   Description
------                   -----------
 27                      Financial Data Schedule