Form 10-Q
period 1999-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1999-08-16
CIK 923680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


[X]              Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1999

                                       or

[ ]             Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____


                       Commission File Number: 001-11335

                     DOMINION RESOURCES BLACK WARRIOR TRUST
             (Exact name of registrant as specified in its charter)


           Delaware                                        75-6461716
  State or other jurisdiction                            (I.R.S. Employer
      or incorporation or                                Identification No.)
        organization)


                             Bank of America, N.A.
                                901 Main Street
                                   12th Floor
                              Dallas, Texas 75202
                    (Address of principal executive offices)
                                   (Zip code)

                                 (214) 209-2400
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Number of units of beneficial interest outstanding at August 1, 1999:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1998. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1998. The December 31, 1998 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1999, the distributable income for the three-month and six-month periods ended June 30, 1999 and 1998 and the changes in trust corpus for the six-month periods ended June 30, 1999 and 1998, have been included. The distributable income for the three and six months ended June 30, 1999 are not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as Trustee of Dominion Resources
 Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 1999, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1999 and 1998 and changes in trust corpus for the six-month periods ended June 30, 1999 and 1998. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 9, 1999

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS



================================================================================


                                                                     December 31,
                                                     June 30, 1999       1998
                                                      -----------    ------------
                                                      (Unaudited)
ASSETS
Cash and cash equivalents                             $    11,646    $    59,455
Royalty interests in
  gas properties (less accumulated
  amortization of $75,820,404
  at June 30, 1999 and
  $70,231,426 at
  December 31, 1998)                                   79,997,096     85,586,074
                                                      -----------    -----------
TOTAL ASSETS                                          $80,008,742    $85,645,529
                                                      ===========    ===========
LIABILITIES AND TRUST
CORPUS
Trust administration expenses
payable                                               $   133,188    $   122,500
Trust corpus -
7,850,000 units of
beneficial interest
authorized, issued and
outstanding                                            79,895,554     85,533,029
                                                      -----------    -----------
TOTAL LIABILITIES                                     $80,008,742    $85,645,529
AND TRUST CORPUS                                      ===========    ===========


The accompanying notes are an integral part of these condensed financial statements.

================================================================================

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


================================================================================


                                                         For            For
                                                      the Three       the Three
                                                     Months Ended    Months Ended
                                                    June 30, 1999   June 30, 1998
                                                    -------------   -------------

Royalty income                                       $ 4,659,953     $ 5,524,063
Interest income                                           11,946          16,351
                                                     -----------     -----------
                                                       4,671,899       5,540,414


General and administrative
        expenses                                        (225,717)       (229,087)
                                                     -----------     -----------
Distributable income                                 $ 4,446,182     $ 5,311,327
                                                     -----------     -----------
Distributable income
        per unit (7,850,000 units)                   $       .57     $       .68
                                                     ===========     ===========



The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

================================================================================



                                          For                For
                                        the Six            the Six
                                       Months Ended      Months Ended
                                      June 30, 1999     June 30, 1998
                                      -------------     -------------
Royalty income                         $  9,518,491     $ 12,441,297
Interest income                              25,005           41,060
                                       ------------     ------------
                                          9,543,496       12,482,357

General and administrative
        expenses                           (425,283)        (422,189)
                                       ------------     ------------
Distributable income                   $  9,118,213     $ 12,060,168
                                       ============     ============
Distributable income
        per unit (7,850,000 units)     $       1.16     $       1.54
                                       ============     ============


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

================================================================================




                                                For               For
                                              the Six           the Six
                                           Months Ended        Months Ended
                                           June 30, 1999      June 30, 1998
                                           -------------      -------------

Trust corpus, beginning of period          $ 85,533,029       $ 97,670,701
Amortization of royalty interests            (5,588,978)        (5,597,237)
Distributable income                          9,118,213         12,060,168
Distributions to Unitholders                 (9,166,710)       (12,129,877)
                                           ------------       ------------
Trust corpus, end of period                $ 79,895,554       $ 92,003,755
                                           ============       ============
Distributions per unit (7,850,000 units)   $       1.17       $       1.55
                                           ============       ============


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.     TRUST ORGANIZATION AND PROVISIONS

       Dominion Resources Black Warrior Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the "Trust Agreement") entered into effective as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., an Alabama corporation (the "Company"), as trustor, Dominion Resources, Inc., a Virginia corporation ("Dominion Resources"), and Bank of America, N.A., as successor to NationsBank of Texas, N.A., a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

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

       The Trustee has all powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the

Trust Agreement or are required by law and is not empowered to otherwise manage or take part in the management of the Trust. The Royalty Interests are passive in nature and neither the DelawareTrustee nor the Trustee has any control over, or any responsibility relating to, the operation of the Underlying Properties or the Company's interest therein.

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

       Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided Section 29 tax credit information related to Trust Properties by Dominion Resources, which is then passed along to the Unitholders. In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that the FERC's certification authority expired (so that obtaining the requisite determination for any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of Appeals. In accordance with the terms of the Trust Agreement, Dominion Resources provides various tax information on a quarterly and annual basis to the Trustee, including information regarding the amount of gas qualifying for the Section 29 credit. The Trustee relies on this information in the preparation of the tax information booklet which is sent to Unitholders on or before March 15th. The Trustee will continue to rely on Dominion Resources with respect to whether the production from the Existing Wells qualifies for the
Section 29 credit in light of these recent judicial developments.

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

Item 2 Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

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

       Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the
Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided
Section 29 tax credit information related to Trust Properties by Dominion Resources, which is then passed along to the Unitholders. In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that the FERC's certification authority expired (so that obtaining the requisite determination for any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of Appeals. In accordance with the terms of the Trust Agreement, Dominion Resources provides various tax information on a quarterly and annual basis to the Trustee, including information regarding the amount of gas qualifying for the Section 29 credit. The Trustee relies on this information in the preparation of the tax information booklet which is sent to Unitholders on or before March 15th. The Trustee will continue to rely on Dominion Resources with respect to whether the production from the Existing Wells qualifies for the Section 29 credit in light of these recent judicial developments.

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

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998

       The Trust received royalty income amounting to $4,659,953 during the second quarter of 1999 compared to $5,524,063 during the second quarter of 1998. This revenue was derived from the receipt of cash on production of 2,371 Mmcf at an average price received of $1.97 per mcf after deducting production taxes of $270,081 compared to 2,645 Mmcf with an average price of $2.21 per mcf after deducting production taxes of $326,628 in the second quarter of 1998. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Royalty income for the six months ended June 30, 1999 was $9,518,491 as compared to $12,441,297 for the same period in 1998. This revenue was derived from the receipt of cash on production of 4,877 Mmcf at an average price received of $1.95 per mcf after deducting production taxes of $546,150, compared to 5,410 Mmcf at an average price received of $2.43 per mcf after deducting production taxes of $746,298 for the same period in 1998.

       Interest income during the second quarter of 1999 amounted to $11,946 as compared to $16,351 for the comparable period in 1998. This difference was primarily due to the Trust having less funds available for investment. Interest income for the six months ended June 30, 1999 was $25,005 compared to $41,060 for the comparable period in 1998. This difference is also a result of the Trust having less funds available for investment.

       Administrative expenses during the second quarter of 1999 amounted to $225,717 compared to $229,087 in the comparable period in 1998. Administrative expenses for the six months ended June 30, 1999 were $425,283 as compared to $422,189 for the same period in 1998. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period and printing costs incurred in connection with the 1998 annual report.

       Distributable income for the second quarter of 1999 was $4,446,182 or $.57 per Unit compared to distributable income for the second quarter of 1998 of $5,311,327 or $.68 per Unit. Distributable income for the six months ended June 30, 1999 was $9,118,213 as compared to $12,060,168 for the same period in 1998. The Trust made a distribution on June 9, 1999 of $.567476 per Unit compared to a distribution of $.670386 per Unit made during the second quarter of 1998.

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

       The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust as well as other systems for Year 2000 compliance. Non- IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which was incurred and paid during the last quarter of 1998 and the first, second and third quarters of 1999. Of this amount, the Trustee has paid $2,000 for identification and assessment of affected systems.

       The Trustee has additionally identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee has developed a questionnaire regarding the vendor's Year 2000 status. These have been sent and are currently being followed-up on.

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

       Because the royalty interests held by the Trust are fixed, the Trustee is dependent upon the third parties (primarily energy companies) that hold operating interests with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trustee would have available no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by the Trustee and one or more third parties who pay royalties to the trust to identify or remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make required distributions to Unitholders. Such inability could result in the incurrence by the Trust of interest charges or other liabilities to Unitholders. The Trustee believes that in the event of a failure of any of its internal systems it would be able to replace such systems in a relatively short period of time, relying on internal resources of Bank of America, N.A., which serves as the Trustee, although there can be no assurance that such replacement would not be costly or that it would be completed without resulting in a significant delay in the distributions to Unitholders. With respect to a failure by a third party to deliver royalty income on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income could result.

       The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification, assessment and remediation activities are substantially complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by the end of the third quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

       Certain of the statements made above regarding the Trustee's Year 2000 program are forward- looking statements, and there can be no assurance that the Trustee will be able to achieve Year 2000 compliance in the manner and by the dates indicated.

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

Item 6.   Index to Exhibits

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


                                       DOMINION RESOURCES BLACK WARRIOR
                                       TRUST

                                       By:    Bank of America, N.A., Trustee


                                       By:    /s/ Ron E. Hooper
                                              ---------------------------------
                                              Ron E. Hooper
                                              Vice President


Date:  August 12, 1999

              (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                FINANCIAL DATA SCHEDULE