Form 10-Q
period 1999-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 1999-11-12
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1999

                                       or

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

         Number of units of beneficial interest outstanding at October 31, 1999:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1998. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1998. The December 31, 1998 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1999, the distributable income for the three-month and nine-month periods ended September 30, 1999 and 1998 and the changes in trust corpus for the nine-month periods ended September 30, 1999 and 1998, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

         The condensed financial statements as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

Bank of America, N.A.,
  as Trustee of Dominion Resources
  Black Warrior Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 1999, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 1999 and 1998, and changes in trust corpus for the nine-month periods ended September 30, 1999 and 1998. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 5, 1999

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS



                                              September 30, 1999  December 31, 1998
                                              ------------------  -----------------
                                                  (unaudited)
ASSETS

Cash and cash equivalents                         $    72,641        $    59,455
Royalty interests in
  gas properties (less accumulated
  amortization of $78,474,842
  at September 30, 1999 and $70,231,426 at
  December 31, 1998)                               77,342,658         85,586,074
                                                  -----------        -----------

TOTAL ASSETS                                      $77,415,299        $85,645,529
                                                  ===========        ===========


LIABILITIES AND TRUST CORPUS

Trust administration expenses payable             $   107,104        $   112,500

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                               77,308,195         85,533,029
                                                  -----------        -----------

TOTAL LIABILITIES
         AND TRUST CORPUS                         $77,415,299        $85,645,529
                                                  ===========        ===========

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)



                                        For                   For
                                     the Three             the Three
                                   Months Ended           Months Ended
                                September 30, 1999     September 30, 1998
                                ------------------     ------------------
Royalty income                      $ 4,901,123           $ 5,451,742

Interest income                          13,845                18,799
                                    -----------           -----------
                                      4,914,968             5,470,541

General and administrative
      expenses                         (133,313)             (126,774)
                                    -----------           -----------
Distributable income                $ 4,781,655           $ 5,343,767
                                    ===========           ===========

Distributable income
per unit (7,850,000 units)          $       .61           $       .68
                                    ===========           ===========




The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)




                                                For                    For
                                              the Nine               the Nine
                                            Months Ended           Months Ended
                                         September 30, 1999     September 30, 1998
                                         ------------------     ------------------

Royalty income                              $ 14,419,614           $ 17,893,038

Interest income                                   38,850                 59,860
                                            ------------           ------------
                                              14,458,464             17,952,898

General and administrative
        expenses                                (558,596)              (548,963)
                                            ------------           ------------
Distributable income                        $ 13,899,868           $ 17,403,935
                                            ============           ============

Distributable income
        per unit (7,850,000 units)          $       1.77           $       2.22
                                            ============           ============



The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)





                                                      For                    For
                                                    the Nine               the Nine
                                                  Months Ended           Months Ended
                                               September 30, 1999     September 30, 1998
                                               ------------------     ------------------
Trust corpus, beginning of period                 $ 85,533,029           $ 97,670,701
Amortization of royalty interests                   (8,243,416)            (8,295,155)
Distributable income                                13,899,868             17,403,935
Distributions to unitholders                       (13,881,286)           (17,405,213)
                                                  ------------           ------------
Trust corpus, end of period                       $ 77,308,195           $ 89,374,268
                                                  ============           ============


Distributions per unit (7,850,000 units)          $       1.77           $       2.22
                                                  ============           ============


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.      TRUST ORGANIZATION AND PROVISIONS

        Dominion Resources Black Warrior Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the "Trust Agreement") entered into effective as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., an Alabama corporation (the "Company"), as trustor, Dominion Resources, Inc., a Virginia corporation ("Dominion Resources"), and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

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

o General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

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

        Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided Section 29 tax credit information related to Trust Properties by Dominion Resources, which is then passed along to the Unitholders. In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that the FERC's certification authority expired (so that obtaining the requisite determination for any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of

Appeals. The ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated Section 29 credits could be in question with respect to any uncertificated wells. In some cases the extent to which production from the various coal seam gas wells in which the Trust holds an interest would qualify for the Section 29 credit under the standards applied in the appealed case is unclear, and the Trustee has requested that Dominion Resources provide clarification and an assessment of the effects of the foregoing, if any, on the Trust and its Unitholders. Pending such clarification and assessment, or further developments, or both, however, the availability of Section 29 credits to Unitholders in respect of some portion of the Trust's coal seam gas production could be subject to debate and challenge.

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

        Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided Section 29 tax credit information related to Trust Properties by Dominion Resources, which is then passed along to the Unitholders. In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that the FERC's certification authority expired (so that obtaining the requisite determination for any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of

Appeals. The ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated Section 29 credits could be in question with respect to any uncertificated wells. In some cases the extent to which production from the various coal seam gas wells in which the Trust holds an interest would qualify for the Section 29 credit under the standards applied in the appealed case is unclear, and the Trustee has requested that Dominion Resources provide clarification and an assessment of the effects of the foregoing, if any, on the Trust and its Unitholders. Pending such clarification and assessment, or further developments, or both, however, the availability of Section 29 credits to Unitholders in respect of some portion of the Trust's coal seam gas production could be subject to debate and challenge.

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

Three and Nine Month Periods Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998

     The Trust received royalty income amounting to $4,901,123 during the third quarter of 1999 compared to $5,451,742 during the third quarter of 1998. This revenue was derived from the receipt of cash on production of 2,315 Mmcf at an average price received of $2.12 per mcf after deducting production taxes of $293,281 compared to 2,608 Mmcf with an average price of $2.21 per mcf after deducting production taxes of $317,610 in the third quarter of 1998. For the nine months ended September 30, 1999, the Trust received royalty income amounting to $14,419,614 compared to $17,893,038 during the same period in 1998. This revenue was derived from the receipt of cash on production of 7,191 Mmcf at an average price received of $2.00 per mcf after deducting production taxes of $839,433 compared to 8,018 Mmcf at an average price of $2.36 per mcf after deducting production taxes of $1,063,909 for the nine months ended September 30, 1998. For the three-month and nine-month periods ended September 30, 1999, the trust was negatively impacted by a decrease in production and a decrease in natural gas prices. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available resources. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

        Interest income during the third quarter of 1999 amounted to $13,845 as compared to $18,799 for the comparable period in 1998. Interest income during the nine months ended September 30, 1999 amounted to $38,850 as compared to $59,860 for the comparable period in 1998. These differences are primarily a result of the Trust having less funds available for investment.

        Administrative expenses during the third quarter of 1999 amounted to $133,313 compared to $126,774 in the comparable period in 1998. Administrative expenses for the nine months ended September 30, 1999 amounted to $558,596 compared to $548,963 for the same period in 1998. This increase in administrative expenses was caused by an increase in the fees charged by Dominion Resources Inc. and the Trustee as called for by the Trust Agreement. For each of these periods, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period.

        Distributable income for the third quarter 1999 was $4,781,655 or $.61 per Unit compared to distributable income for the third quarter of 1998 of $5,343,767 or $.68 per Unit. Distributable income for the nine months ended September 30, 1999 was $13,899,868 or $1.77 per Unit compared to $17,403,935 or
$2.22 per Unit for the same period in 1998. The Trust made a distribution on September 8, 1999 of $.600583 per Unit compared to a distribution of $.672017 per Unit made during the third quarter of 1998.

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

        The Trustee has identified and assessed other information technology ("IT") systems used in connection with the Trust as well as other systems for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts has been approximately $10,000 (including the $6,000 referred to above), all of which was incurred and paid during the last quarter of 1998 and the first, second and third quarters of 1999. Of this amount, the Trustee has paid $9,000 for identification, assessment and remediation of affected systems.

        The Trustee has additionally identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee has developed a questionnaire regarding the vendors' Year 2000 status. Substantially all essential vendors have stated that they have addressed and resolved their internal Year 2000 issues.

        The Trustee has no reason to believe that its vendors will not be Year 2000 compliant. In the event the Trustee learns that a vendor's system will not be Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

        The Trust is a passive entity with no business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any other significant expenditures relating to the Trustee's IT systems used in connection with the Trust during 1999. Thus, the expenditures made in connection with the Year 2000 efforts described above will represent substantially all of the Trustee's IT-related expenditures on behalf of the Trust during 1999. These expenditures have been treated as Trust expenses on the financial statements of the Trust.

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

        The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification, assessment and remediation activities are substantially complete. All of its Year 2000 efforts related to the Trust's internal systems were completed before the end of the third quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

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


                                              DOMINION RESOURCES BLACK WARRIOR
                                              TRUST

                                              By: BANK OF AMERICA, N.A., Trustee



                                              By: /s/ Ron E. Hooper
                                                 -------------------------
                                                  Ron E. Hooper
                                                  Vice President


Date:  November 12, 1999

               (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
  27                Financial Data Schedule