Form 10-K405
period 1999-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2000-03-29
CIK 923680

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K

(MARK ONE)

   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

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


           Trust Division
         Royalty Trust Group
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
      At March 10, 2000, there were 7,850,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $95,181,250.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                               TABLE OF CONTENTS


                                                                                                                            PAGE
                                                                                                                            ----
PART I     ..................................................................................................................1
   Item 1.   Business........................................................................................................1
             GLOSSARY........................................................................................................1
             DESCRIPTION OF THE TRUST........................................................................................4
                       Creation and Organization of the Trust................................................................4
                       Assets of the Trust...................................................................................4
                       Duties and Limited Powers of the Trustee and the Delaware Trustee.....................................4
                       Resignation of Trustees...............................................................................5
                       Transfer of Royalty Interests.........................................................................5
                       Liabilities of the Trust..............................................................................5
                       Liabilities of the Trustee and the Delaware Trustee...................................................6
                       Termination and Liquidation of the Trust..............................................................6
                       Arbitration and Actions by Unitholders................................................................7
             DESCRIPTION OF UNITS............................................................................................9
                       Distributions and Income Computations.................................................................9
                       Conditional Right of Repurchase......................................................................10
                       Possible Divestiture of Units........................................................................11
                       Periodic Reports.....................................................................................11
                       Voting Rights of Unitholders.........................................................................12
                       Liability of Unitholders.............................................................................12
                       Transfer Agent.......................................................................................13
             FEDERAL INCOME TAX CONSIDERATIONS..............................................................................13
                       Summary of Certain Federal Income Tax Consequences...................................................13
             ERISA CONSIDERATIONS...........................................................................................17
             STATE TAX CONSIDERATIONS.......................................................................................17
                       Alabama Income Tax...................................................................................17
                       Alabama Franchise Tax................................................................................18
                       Alabama Severance Taxes..............................................................................18
                       Other Alabama Taxes..................................................................................18
             REGULATION AND PRICES..........................................................................................19
                       Regulation of Natural Gas............................................................................19
                       Environmental Regulation.............................................................................19
                       Competition, Markets and Prices......................................................................20
   Item 2.    Properties....................................................................................................21
             THE ROYALTY INTERESTS..........................................................................................21
                       The Underlying Properties............................................................................21
                       The Royalty Interests................................................................................23
                       Reserve Estimate.....................................................................................24
                       Natural Gas Sales Prices and Production..............................................................25
                       Gas Purchase Agreement...............................................................................25
                       Operation of Properties..............................................................................26
                       Sale and Abandonment of Underlying Properties........................................................27
                       Dominion Resources' Assurances.......................................................................27
                       Title to Properties..................................................................................28
   Item 3.    Legal Proceedings.............................................................................................28
   Item 4.    Submission of Matters to a Vote of Security Holders...........................................................28

PART II    .................................................................................................................28
   Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........................................28
   Item 6.    Selected Financial Data.......................................................................................29
   Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations............................29
                       Year 2000............................................................................................31
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....................................................32
   Item 8.    Financial Statements and Supplementary Data...................................................................33
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................42

PART III   .................................................................................................................42
   Item 10.    Directors and Executive Officers of the Registrant...........................................................42
   Item 11.    Executive Compensation.......................................................................................42
   Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................................42
   Item 13.    Certain Relationships and Related Transactions...............................................................43
                       Administrative Services Agreement ...................................................................43
                       Dominion Resources' Conditional Right of Repurchase..................................................43
                       Potential Conflicts of Interest......................................................................43

PART IV    .................................................................................................................44
   Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................................44
                        Financial Statements................................................................................44
                        Financial Statement Schedules.......................................................................44
                        Exhibits............................................................................................44
                        Reports on Form 8-K.................................................................................45

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

       "Contract Price" means the price at which, pursuant to the Gas Purchase Agreement, Sonat Marketing is obligated to purchase the Subject Gas at the central delivery points in the gathering system for the Underlying Properties. From June 1, 1994 through April 1, 1996, the Contract Price for each month equaled (a) for quantities of Gas equal to or less than the Monthly Base Quantity, the sum of the Index Price and the Premium, provided that such price would in no event be below the Minimum Price or above the Maximum Price, and (b) for quantities of Gas in excess of the Monthly Base Quantity, the Index Price. From April 1, 1996 to December 31, 1998, the Contract Price for each month equaled (a) for quantities of Gas equal to or less than the Monthly Base Quantity, the sum of the Index Price and the Premium, provided that such price would not be below the Minimum Price or above the Maximum Price, and (b) for quantities of Gas in excess of the Monthly Base Quantity, the sum of the Index Price and $.02 per MMBtu. From January 1, 1999 through December 31, 1999, the Contract Price for each month equaled (a) for quantities of Gas equal to or less than the Monthly Base Quantity, the Monthly Base Contract Price, provided that such price will in no event be below the Minimum Price or above the Maximum Price, (b) for quantities of Gas in excess of the Monthly Base Quantity but equal to or less than the Monthly Fixed Price Quantity, the sum of the Index Price and $.02 per MMBtu, provided that such price will not be below $2.12 per MMBtu or above $3.02 per MMBtu, and (c) for quantities of Gas in excess of the Monthly Fixed Price Quantity, the sum of the Index Price and $.02 per MMBtu. Pursuant to an amendment effective January 1, 2000 through December 31, 2000, the Monthly Base Quantity shall be divided into two categories, a Fixed Price Quantity and an Index Price Quantity. The price for each Fixed Price Quantity shall be $2.45 per MMBtu. The price for each Index Price Quantity shall be the sum of the Index Price and the Premium, provided that such price would in no event be less than the Minimum Price nor more than the Maximum price. During the period from January 1, 2000 through December 31, 2000, the Contract Price for quantities of Gas in excess of the Monthly Fixed Price Quantity shall equal the sum of the Index Price and $.02 per MMBtu.

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

       "Fixed Price Quantity" means the volume of natural gas designated as such in the Gas Purchase Agreement.

       "Gas" means natural gas produced and sold from the Underlying Properties.

       "Gas Purchase Agreement" means the Gas Purchase Agreement dated as of May 3, 1994, between the Company and Sonat Marketing, as amended by instruments effective as of April 1, 1996, January 1, 1999 and January 1, 2000.

       "Gross Proceeds" means the aggregate amounts received by the Company Interests Owner attributable to the Company Interests from the sale of Subject Gas at the central delivery points in the gathering system for the Underlying Properties.

       "Gross Wells" means the total whole number of gas wells without regard to ownership interest.

       "Index Price" means the price published by Inside Ferc's Gas Market Report in its first issue of the month which posts prices for the beginning of such month for "Prices of Spot Gas Delivered to Pipelines -- Southern Natural Gas Co. -- Louisiana -- Index," for such month.

       "Index Price Quantity" means the volume of natural gas designated as such in the Gas Purchase Agreement.

       "Mcf" means thousand cubic feet of natural gas. Natural gas volumes are stated herein at the legal pressure base of 14.65 or 14.73 pounds per square inch absolute, as the case may be, at 60 degrees Fahrenheit.

       "Maximum Price" means, for the periods from June 1, 1994 through December 31, 1998, January 1, 1999 through December 31, 1999 and January 1, 2000 through December 31, 2000, $2.63 per MMBtu, $3.07 per MMBtu and $2.82 per MMBtu, respectively.

       "Minimum Price" means, for the periods from June 1, 1994 through December 31, 1998, January 1, 1999 through December 31, 1999 and January 1, 2000 through December 31, 2000, $1.85 per MMBtu, $2.16 per MMBtu and $2.20 per MMBtu, respectively.

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

       "Premium" means the premium per MMbtu on a wet basis pursuant to the Gas Purchase Agreement from June 1, 1994 through December 31, 2001 as follows:


                INDEX PRICE                                   PREMIUM
                ($/MMBTU)                                   ($/MMBTU)
               ------------                                 ----------
                Below $2.00 .................................$ 0.050
                $2.01-2.25 ..................................$ 0.060
                $2.26-2.50 ..................................$ 0.065
                Above $2.50 .................................$ 0.070

       "Prospectus" means the prospectus dated June 21, 1994, as supplemented by the final prospectus supplement dated June 1, 1995, relating to the offer and sale of the Units, and forming a part of Dominion Resources' Registration Statement on Form S-3 (No. 33-53513).

       "Reserve Estimate" means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2000, prepared by Ryder Scott.

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

       "Trustee" means Bank of America, N.A., as successor to NationsBank of Texas, N.A.

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


TERMINATION AND LIQUIDATION OF THE TRUST

       The Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 66 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of (a) estimated future net revenues from proved reserves attributable to the Royalty Interests plus (b) the amount of all remaining Section 29 tax credits attributable to the Royalty Interests, is equal to or less than $5 million (as applicable, the "Termination Date"). Upon such occurrence, the remaining assets of the Trust will be sold, the net proceeds of the sale will be distributed to the Unitholders and the Trust will be wound up and a certificate of cancellation filed.

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

                              DESCRIPTION OF UNITS

       Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 10, 2000, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.


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

         Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendments of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Trustee or the Delaware Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. Without the written consent of Dominion Resources and the approval of not less than 66 percent of the outstanding Units, no provision of the Trust Agreement may be amended with respect to (a) the sale or disposition of all or any part of the Trust estate, including the Royalty Interests, except as specifically provided in the Trust Agreement, (b) termination of the Trust and the disposition of Trust assets upon liquidation of the Trust or (c) the Company's right of first refusal with respect to the purchase of any remaining Royalty Interests upon termination of the Trust. Without the written consent of Dominion Resources and the approval of a majority of the outstanding Units, no amendment may be made to the Trust Agreement that would alter Dominion Resources' conditional right to repurchase all outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Dominion Resources or its affiliates. Additionally, any amendment that increases the obligations, duties or liabilities of or affects the rights of the Trustee or the Delaware Trustee must be consented to by such entity. The Trustee, the Delaware Trustee, Dominion Resources and the Company may, without approval of the Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of the Unitholders. In addition, (i) Dominion Resources may direct the Trustee to change the name of the Trust without approval of the Unitholders and (ii) in the event that a business purpose of the Trust is found or deemed to exist by any taxing or other authority on which finding any taxation authority might rely, the Trustee is authorized to amend or delete and, subject to the receipt of an opinion of counsel reasonably satisfactory to the Trustee, the Trustee, the Delaware Trustee, Dominion Resources and the Company will amend or delete any provision of the Trust Agreement or take such other action as may be necessary to eliminate such business purpose, without approval of the Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Conveyance and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under "Description of the Trust--Termination and Liquidation of the Trust," all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.


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

Classification and Taxation of the
    Trust .................................... The Trust is a grantor trust and not an association taxable as a corporation. As a grantor trust, the
                                               Trust is not subject to federal income tax. There can
                                               be no assurance that the IRS will not challenge this
                                               treatment. The tax treatment of the Trust and
                                               Unitholders would be


                                               materially different if the IRS were to successfully
                                               challenge this treatment.

Economic Substance of Ownership
    of Units ................................. Generally, a taxpayer is entitled to claim deductions and tax credits generated by an investment only if
                                               the investment has economic substance. The
                                               application of this principle in the context of the
                                               production and sale of nonconventional fuels (like
                                               coal seam gas) which generate the Section 29 tax
                                               credit is uncertain because such application has not
                                               been addressed either by a court or the IRS. An
                                               investment has economic substance if the investor can
                                               demonstrate that there is a reasonable possibility of
                                               deriving an economic profit from the investment in
                                               excess of a de minimis amount, apart from tax
                                               benefits. In many cases, economic profit has been
                                               computed by comparing the taxpayer's total cash
                                               investment to the total cash reasonably expected to
                                               be received by the taxpayer as a result of the
                                               investment (a "Pre-Tax Profit Objective"). At the
                                               time of the Public Offerings, Special Counsel to
                                               Dominion Resources expressed the opinion (only in
                                               connection with the Public Offerings) that the
                                               ownership of Units purchased in either of the Public
                                               Offerings, whose ownership of Units is not subject to
                                               puts, calls or other risk allocation devices, has
                                               economic substance even if the owner has no Pre-Tax
                                               Profit Objective. No assurance is given either by the
                                               Trustee or counsel to the Trustee to a purchaser of
                                               Units in or following the Public Offerings as to
                                               whether (and to what extent) such purchaser is or
                                               will be entitled to claim deductions and the Section
                                               29 tax credit generated with respect to such Units.

Taxation of Unitholders ...................... Each Unitholder is taxed directly on his proportionate share of income, deductions and credits
                                               of the Trust attributable to the Royalty Interests
                                               consistent with each such Unitholder's taxable year
                                               and method of accounting and without regard to the
                                               taxable year or method of accounting employed by the
                                               Trust.

Income and Deductions ........................ The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal
                                               seam gas produced from the Underlying Properties.
                                               During 1999, the Trust earned interest income on
                                               funds held for distribution and made adjustments to
                                               the cash reserve maintained for the payment of
                                               contingent and future obligations of the Trust. The
                                               deductions of the Trust consist of property,
                                               production and related taxes and administrative
                                               expenses. In addition, each Unitholder is entitled to
                                               depletion deductions. See "Unitholder's Depletion
                                               Allowance" below.

Section 29 Tax Credits ......................  Unitholders are entitled, provided certain requirements are met, to claim tax credits pursuant
                                               to Section 29 of the Code with respect to sales of
                                               coal seam gas production attributable to the Royalty
                                               Interests that is produced from the Existing Wells,
                                               the gross income from which is included in their
                                               taxable income. The Section 29 tax credit provides to
                                               a taxpayer a dollar-for-dollar reduction in his
                                               regular federal income tax liability and, therefore,
                                               generally provides to him a greater benefit than a
                                               deduction, which merely reduces the amount of his
                                               taxable income. Such credits may be earned each year
                                               until the year beginning January 1, 2003. For a
                                               Unitholder who owned the same Units of record on all
                                               four quarterly record dates during 1999, the
                                               available Section 29 tax credit is approximately
                                               $1.224738 per Unit, based on the first estimate of
                                               the GNP implicit price deflator published by the
                                               Bureau of Economic Analysis.


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

Limits on Unitholder's Use of
    Credits .................................. In any year, a Unitholder is permitted to reduce his regular federal income tax liability by the Section
                                               29 tax credits allocated to such Unitholder for such
                                               year on a dollar-for- dollar basis, but only to the
                                               extent such Unitholder's regular tax liability
                                               exceeds his alternative minimum tax liability (with
                                               certain adjustments). Any amount of Section 29 tax
                                               credit in excess of a Unitholder's total regular
                                               federal income tax liability for a year is
                                               permanently lost. Section 29 tax credits cannot be
                                               used to reduce a Unitholder's liability for any
                                               alternative minimum tax for any taxable year but can
                                               be carried forward to reduce his regular tax
                                               liability in a subsequent year (subject to the
                                               applicable rules governing such carryforward(s)).

Quarterly Allocations ........................ Under the Code, a Unitholder is entitled to Section
                                               29 tax credits only to the extent that he is an owner
                                               of the economic interest at the time the coal seam
                                               gas is produced. The Trustee allocates the income
                                               received by the Trust during a quarter, and the
                                               Section 29 tax credit allocable to such income, to
                                               Unitholders of record on the quarterly record date
                                               for such quarter. Such an allocation may be
                                               challenged by the IRS, but any challenge is likely to
                                               have a material adverse impact only if successful and
                                               only for Unitholders who do not own Units for a full
                                               quarter for each record date, particularly
                                               Unitholders who acquire Units shortly before a record
                                               date and sell shortly after a record date. At the
                                               time of each of the Public Offerings, Special Counsel
                                               declined to express an opinion as to whether the IRS
                                               would accept quarterly allocations or would require
                                               income, credits and deductions of the Trust to be
                                               determined and allocated daily based on ownership at
                                               the time of production or on some other basis.

Treatment of the Royalty
    Interests ................................ Each Royalty Interest is a nonoperating economic interest in an Underlying Property because it is a
                                               right to a fixed percentage of the gross proceeds
                                               from the sale of gas as, if and when produced from
                                               such properties, the right endures for the economic
                                               life of the burdened reserves and the right is not
                                               required to bear any cost in developing or producing
                                               such gas.

Unitholder's Depletion
    Allowance ................................ Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the
                                               Royalty Interests (or, if greater, through percentage
                                               depletion equal to 15 percent of gross income). If
                                               any portion of the Royalty Interests is treated as a
                                               production payment or is not treated as an economic
                                               interest, however, a Unitholder will not be entitled
                                               to depletion in respect of such portion. No depletion
                                               allowances were available to Unitholders in respect
                                               of production from the Royalty Interests prior to
                                               June 28, 1994.


Non-Passive Activity Income,
    Credits and Loss ......................... The income, credits and expenses of the Trust are not taken into account in computing the passive activity
                                               losses and income under Section 469 of the Code for a
                                               Unitholder who acquires and holds Units as an
                                               investment and did not acquire them in the ordinary
                                               course of a trade or business. Section 29 tax credits
                                               generated by an investment in Units, therefore, can
                                               be utilized to offset regular tax liability on income
                                               from any source whether active or passive, subject to
                                               other limitations discussed herein or arising from
                                               the individual tax circumstances of each Unitholder.
                                               See "Limits on Unitholder's Use of Credits" above.

Tax Shelter Registration ..................... The Trust is registered as a "tax shelter" and its tax shelter registration number is 94-277000355.
                                               Issuance of a tax shelter registration number does
                                               not indicate that the investment in Units or the
                                               claimed tax benefits have been reviewed, examined or
                                               approved by the IRS.

Substantial Understatement
    Penalty .................................. Section 6662 of the Code imposes a penalty in certain circumstances for a substantial understatement of
                                               taxes if a taxpayer's tax liability is understated by
                                               more than the greater of (i) 10 percent of the taxes
                                               required to be shown on the return and (ii) $5,000
                                               ($10,000 for most corporations). The penalty (which
                                               is not deductible) is 20 percent of the
                                               understatement.

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


Unitholder Reporting
    Information .............................. The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and the Section
                                               29 tax credits on an annual basis. Year-end tax
                                               information is furnished to Unitholders no later than
                                               March 15 of the following year. Unless the final
                                               information issued by the U.S. Treasury Department at
                                               the end of March regarding the amount of the section
                                               29 credit for 1999 differs materially from the
                                               Trustee's estimate, the final information will be
                                               contained in the next quarterly report. However, to
                                               the extent the final information issued by the U.S.
                                               Treasury Department causes the tax credit amounts for
                                               1999 to materially differ from the Trustee's
                                               estimates contained in the 1999 Tax Information
                                               booklet, the Trustee will promptly mail final tax
                                               credit information to each affected Unitholder.


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

       Alabama tax counsel has advised the Trust that the Alabama Department of Revenue (the "DOR") will permit the Trust to file a "composite income tax return" on behalf of all Unitholders who are not residents of Alabama, and that the filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for 1995, 1996, 1997 and 1998 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 1999 and each year thereafter for so long as the composite return will not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 1999. Accordingly, no Alabama state income tax is due under the 1999 return. No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 1999 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, "Nonresident Unitholders" will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year which shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as "Resident Unitholders."

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

       Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by the Alabama Department of Environmental Management ("ADEM"). ADEM initially issued five permits in connection with the Underlying Properties which were consolidated into one permit in February 1994. The ADEM permit was renewed in 1999 and will expire in July 2004. It generally authorizes water disposal based upon the Black Warrior River's minimum flow rate and maximum chloride level. The Company has advised the Trust that since 1987 water disposal from the Underlying Properties has not been disrupted.

       While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it estimates that it plans to expend approximately $92,000 during 2000 for anticipated expenditures related to compliance with environmental laws.


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

       Wells in the Black Warrior Basin produce natural gas from coal seam formations that have production characteristics materially different from conventional natural gas wells. The primary factor affecting recovery of gas reserves from coal seams in the Black Warrior Basin is the lowering of reservoir pressure through "dewatering" operations. In a typical coal seam gas well on the Underlying Properties, average daily natural gas production generally will increase as wells are "dewatered" until natural gas production reaches a "peak" at which time natural gas production will decline. The amount of time necessary to "dewater" a well and cause it to reach its peak production, and the ultimate level of a well's peak production, are difficult to estimate. Since all of the 532 wells included in the Underlying Properties were producing by mid- 1991, the Company believes that production from such wells is currently past its peak and will decline over the term of the Trust.

       The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by River Gas in accordance with the Operating Agreement. See "--Operation of Properties." The Underlying Properties comprise 34,212 gross acres of land in an area approximately five miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 1999, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.

       Well Count and Acreage Summary. The following table shows as of December 31, 1999, the gross and net producing wells and acreage for the Company Interests. The net wells and acreage are determined by multiplying the gross wells or acres by the Company Interests Owner's working interest in the wells or acreage.


                                                           NUMBER OF
                                                             WELLS                   ACRES
                                                         ---------------       ------------------
                                                         GROSS       NET       GROSS        NET
                                                         -----       ---       ------      ------
        Company Interests                                 532        519       34,212      33,391

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

       Water Removal and Disposal. Water from the wells located on the Underlying Properties is pumped from the wellhead to one of five water disposal systems, each with two ponds, where the water is analyzed and chemically treated to remove impurities, if necessary, prior to discharge into the Black Warrior River. Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by ADEM that will expire in July 2004. The ADEM permit generally authorizes water disposal based upon the Black Warrior River's minimum flow rate and maximum chloride level. The Company has advised the Trust that since 1987 water disposal from the Underlying Properties has not been disrupted. Although the facilities of the Company have the capacity to store several days of water production, if water disposal into the Black Warrior River is disrupted, natural gas production from the wells on the Underlying Properties would be curtailed during the period of such disruption. See "Business--Regulation and Prices--Environmental Regulation."

       Curtailments. The Company has advised the Trust that, during 1999, production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

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

RESERVE ESTIMATE

       Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 2000, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ryder Scott. The natural gas reserves were estimated by Ryder Scott by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.


                                                                                  AS OF
        ROYALTY INTERESTS                                                     JANUARY 1, 2000
        -----------------                                                     ---------------
        Net Proved Natural Gas Reserves (MMcF)(a)(b):
           Developed Producing ..............................................      69,180
                                                                                =========
        Estimated Future Net Revenues (in thousands) (a)(c):
           2000 .............................................................   $  26,203
           2001 .............................................................      23,326
           2002 .............................................................      20,789
           2003 .............................................................      11,732
           2004 .............................................................      10,496
           Thereafter .......................................................      72,185
                                                                                 --------
              Total .........................................................   $ 164,731
                                                                                =========
              Total Discounted at 10 Percent ................................   $ 102,854
                                                                                =========

----------

(a) The estimates of reserves and future net revenues summarized in this table are based upon an unescalated price of $2.16 per MCF, which was the price being received by the Company under the Gas Purchase Agreement as of December 31, 1999. This price may not be the most representative price for estimating reserves or related future net revenues data. See "--Gas Purchase Agreement."

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

       The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 8.4 Bcf in 2000 to 5.2 Bcf in 2004.

       Tax Credits Based on Reserves. Based upon the production estimates used in the Reserve Estimate for the January 1, 2000 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 2000 rate of $1.08 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $24.3 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $20.3 million.

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


NATURAL GAS SALES PRICES AND PRODUCTION

       The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.


                                                             YEAR ENDED          Year ended         Year ended
                                                         DECEMBER 31, 1999   December 31, 1998   December 31, 1997
                                                         -----------------   -----------------   -----------------
Production attributable to the Royalty
   Interests (Bcf) ..................................             9.2                10.6                11.3

Weighted average property, production and
   related taxes (per Mcf) ..........................          $  .13              $  .12              $  .13

Average Contract Price (per Mcf) ....................          $ 2.37              $ 2.14              $ 2.40


GAS PURCHASE AGREEMENT

       Sonat Marketing Company ("Sonat Marketing") is required under a gas purchase agreement to purchase the gas produced from the Underlying Properties for as long as reserves on the Underlying Properties produce natural gas. Under the agreement, Sonat Marketing is obligated to purchase up to a specified monthly base quantity of gas for a contract price which provides for a specified premium (between $.05 and $.07 per MMBtu) over the Index Price (as defined below). Until December 31, 1998, the contract price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. From January 1, 1999 through December 31, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 and through December 31, 2000, the price paid on Index Price Quantities is subject to a minimum price of $2.20 and a maximum price of $2.82. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 1998, the price payable for such excess gas production equaled the Index Price plus $.02. Effective January 1, 1999, the price payable for such excess gas production equaled the Index Price plus $.02. Effective January 1, 2000, the price payable for such excess gas production shall equal the Index Price plus $.02. The "Index Price," which is determined on a monthly basis, is Southern Natural Gas Company's posted index price for deliveries of gas in Louisiana.

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


SALE AND ABANDONMENT OF UNDERLYING PROPERTIES

       The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 1999, none of the wells included in the Underlying Properties had been plugged and abandoned.

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

                                            PRICE
                                 ----------------------------
                                                                    DISTRIBUTION
                                    HIGH               LOW            PER UNIT
                                 ----------        ----------       ------------
1999

First Quarter ...........        $   16.000        $    14.25        $  .600258
Second Quarter ..........            15.875             14.6875         .567476
Third Quarter ...........            15.75              14.50           .600583
Fourth Quarter ..........            14.8125            10.3125         .694369

1998

First Quarter ...........        $   21.25         $   18.375        $  .874821
Second Quarter ..........            22.75             19.8750          .670386
Third Quarter ...........            21.6875           16.8750          .672017
Fourth Quarter ..........            20.125            12.8750          .614702



At March 10, 2000, there were 7,850,000 Units outstanding and approximately 1,408 Unitholders of record.


ITEM 6.    SELECTED FINANCIAL DATA.


                                                                        YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------------
                                             1999              1998              1997              1996              1995
                                         ------------      ------------      ------------      ------------      ------------
Royalty Income                           $ 20,031,958      $ 22,849,760      $ 24,977,563      $ 26,013,428      $ 21,603,550
Distributable Income                     $ 19,385,356      $ 22,226,804      $ 24,338,026      $ 25,423,282      $ 20,947,426
Distributable Income per Unit            $       2.47      $       2.83      $       3.10      $       3.24      $       2.67
Distributions per Unit                   $       2.46      $       2.83      $       3.10      $       3.24      $       2.66
Total Assets, December 31                $ 75,397,111      $ 85,645,529      $ 97,774,353      $109,761,403      $125,641,485
Total corpus, December 31                $ 75,273,180      $ 85,533,029      $ 97,670,701      $109,562,077      $125,545,839


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

         Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided Section 29 tax credit information related to Trust Properties by Dominion Resources, which is then passed along to the Unitholders. In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render Section 29 credits unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that the FERC's certification authority expired (so that obtaining the requisite determination for any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of Appeals. The ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated
Section 29 credits could be in question with respect to any uncertificated wells. In some cases the extent to which production from the various coal seam gas wells in which the Trust holds an interest would qualify for the Section 29 credit under the standards applied in the appealed case is unclear, and the Trustee has requested that Dominion Resources provide clarification and an assessment of the effects of the foregoing, if any, on the Trust and its Unitholders. Pending such clarification and assessment, or further developments, or both, however, the availability of Section 29 credits to Unitholders in respect of some portion of the Trust's coal seam gas production could be subject to debate and challenge.

       Distributable income of the Trust consists of the excess of royalty income plus interest income over the administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders.

       The amount of distributable income of the Trust for any calendar year may differ from the amount of cash available for distribution to the Unitholders in such year due to differences in the treatment of the expenses of the Trust and the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized when they are paid or reserves are established. Consequently, the reported distributable income of the Trust for any year is determined by deducting from the income received by the Trust the amount of expenses paid by the Trust during such year. The amount of cash available for distribution to Unitholders is determined after adjustment for changes in reserves for unpaid liabilities in accordance with the provisions of the Trust Agreement. (See Note 5 to the financial statements of the Trust appearing elsewhere in this Form 10-K for additional information regarding the determination of the amount of cash available for distribution to Unitholders.)

       The year 1999 marked the fifth full year of the existence of the Trust. The Trust received royalty income amounting to $20,031,958 during the year ended December 31, 1999 compared to $22,849,760 for 1998 and $24,977,563 for 1997. The
royalty income received by the Trust was net of the Royalty Interest's allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 1999 remained relatively stable at $703,308 compared to $699,832 for 1998 and $713,380 for 1997. Distributable income for the year ended December 31, 1999 was $19,385,356 or $2.47 per Unit compared to $22,226,804 or $2.83 per Unit for 1998 and $24,338,026 or $3.10 per Unit for
1997.

       Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to the Company's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust. The decreases in royalty income and distributable income noted in the preceding paragraph were due primarily to this depletion of reserves and to a decrease in the average prices received for gas attributable to the Royalty Interests.

       Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 1999, 1998 and 1997, was based on production volumes and natural gas prices for the periods from October 1, 1998 to September 30, 1999, October 1, 1997 through September 30, 1998 and October 1, 1996 to September 30, 1997, respectively.

       The following table sets forth the production volumes attributable to the Trust's Royalty Interests and the average sales Price and Index Price for such production for the periods indicated.


                                                             FOR 12 MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------
                                                            1999            1998            1997
                                                          --------        --------        --------
Production (Bcf)(1)                                          9.482          10.588          11.515
Production (MMBtu)(2)                                        9.391          10.494          11.404
Average Contract Price Received ($/MMBtu)                 $   2.24        $   2.29        $   2.32
Average Index Price ($/MMBtu)                             $   2.25        $   2.35        $   2.48

(1) Billion cubic feet of natural gas
(2) Trillion British Thermal Units.

----------
       The information in this Form 10-K concerning production and prices relating to the Royalty Interests is based on information prepared and furnished by the Company to the Trustee. The Trustee has no control over and no responsibility relating to the operation of or accounting for the Underlying Properties.

       Sonat Marketing Company ("Sonat Marketing") is required under a gas purchase agreement to purchase the gas produced from the Underlying Properties for as long as reserves on the Underlying Properties produce natural gas. Under the agreement, Sonat Marketing is obligated to purchase up to a specified monthly base quantity of gas for a contract price which provides for a specified premium (between $.05 and $.07 per MMBtu) over the Index Price (as defined below). Until December 31, 1998, the contract price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 and through December 31, 2000, the price paid on Index Price Quantities is subject to a minimum price of $2.20 and a maximum price of $2.82. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 1998, the price payable for such excess gas production equaled the Index Price plus $.02 per MMBtu. Effective January 1, 1999, the price payable for such excess gas production equaled the Index Price plus $.02 per MMBtu. Effective January 1, 2000, the price payable for such excess gas production shall equal The Index Price plus $.02 per MMBtu. The "Index Price," which is determined on a monthly basis, is Southern Natural Gas Company's posted index price for deliveries of gas in Louisiana.

       The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 1999, 1998, 1997 and 1996, by independent petroleum engineers. The reserve quantities of 69.2 Bcf for 1999 compared to 74.7 Bcf for 1998, 94.5 Bcf for 1997 and 82.4 Bcf for 1996 reflect a decline in reserves between 1998 and 1999 as a result of production. See "Financial Statements and Supplementary Data --Notes to Financial Statements-- Note 8."

YEAR 2000

       Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, it was believed that many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue potentially affected virtually all companies and organizations, and it was believed that material adverse consequences could result if a company or organization did not successfully address its Year 2000 issues.

       The Trustee took various steps to identify, assess and remediate its potential Year 2000 problems that might have affected the Trust. The total cost of the Trustee's Year 2000 efforts was approximately $10,000, all of which was incurred and paid during the last quarter of 1998 and during 1999. Of this amount, the Trustee has paid $9,000 for identification, assessment and remediation of affected systems. The expenditures made in connection with the Year 2000 efforts described above represent substantially all of the Trustee's information technology-related expenditures on behalf of the Trust during 1999. These expenditures have been treated as Trust expenses on the financial statements of the Trust.

       The Trustee identified and contacted those vendors it believed could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. Substantially all essential vendors reported to the Trustee that they had addressed and resolved their internal Year 2000 issues prior to January 1, 2000.

       Neither the Trustee, nor to the Trustee's knowledge any of the Trustee's important vendors experienced any material Year 2000 system failures. To the Trustee's knowledge, Year 2000 issues have had no material adverse impact on the Trust or on the Trust's ability to make timely Trust distributions to Unitholders.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

Unitholders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee


     We have audited the accompanying statements of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the "Trust") as of December 31, 1999 and 1998, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 1999 and 1998, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1999, on the basis of accounting described in Note 2.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 9, 2000

                     DOMINION RESOURCES BLACK WARRIOR TRUST

                              FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                                                                      December 31,
                                                                            --------------------------------
                                                                                1999                1998
                                                                            ------------        ------------
                                ASSETS
Cash  and cash equivalents .........................................        $    124,159        $     59,455
Royalty interests in gas properties (less accumulated
    amortization of $80,544,548 and $70,231,426, respectively) .....          75,272,952          85,586,074
                                                                            ------------        ------------
        Total Assets ...............................................        $ 75,397,111        $ 85,645,529
                                                                            ============        ============
                     LIABILITIES AND TRUST CORPUS
Trust expenses payable .............................................        $    123,931        $    112,500
Trust corpus (7,850,000 units of beneficial interest
    authorized, issued and outstanding) ............................          75,273,180          85,533,029
                                                                            ------------        ------------
        Total Liabilities and Trust Corpus .........................        $ 75,397,111        $ 85,645,529
                                                                            ============        ============


STATEMENTS OF DISTRIBUTABLE INCOME


                                                                                Year Ended
                                                           ---------------------------------------------------------
                                                           December 31, 1999   December 31, 1998   December 31, 1997
                                                           -----------------   -----------------   -----------------
Royalty income ......................................        $ 20,031,958        $ 22,849,760        $ 24,977,563
Interest income .....................................              56,706              76,876              73,843
                                                             ------------        ------------        ------------
                                                               20,088,664          22,926,636          25,051,406
General and administrative expenses .................             703,308             699,832             713,380
                                                             ------------        ------------        ------------
Distributable income ................................        $ 19,385,356        $ 22,226,804        $ 24,338,026
                                                             ============        ============        ============
Distributable income per unit (7,850,000 units) .....        $       2.47        $       2.83        $       3.10
                                                             ============        ============        ============
Distributions per unit ..............................        $       2.46        $       2.83        $       3.10
                                                             ============        ============        ============



STATEMENTS OF CHANGES IN TRUST CORPUS


                                                                                Year Ended
                                                          ---------------------------------------------------------
                                                          December 31, 1999   December 31, 1998   December 31, 1997
                                                          -----------------   -----------------   -----------------

Trust corpus, beginning of period ................        $  85,533,029         $  97,670,701         $ 109,562,077
Amortization of royalty interests ................          (10,313,122)          (12,133,848)          (11,891,773)
Distributable income .............................           19,385,356            22,226,804            24,338,026
Distributions to Unitholders .....................          (19,332,083)          (22,230,628)          (24,337,629)
                                                          -------------         -------------         -------------
Trust corpus, end of period ......................        $  75,273,180         $  85,533,029         $  97,670,701
                                                          =============         =============         =============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

       The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist of overriding royalty interests burdening the Company's interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company's Gross Proceeds (as defined below). The Royalty Interests are non- operating interests and bear only expenses related to property, production and related taxes (including severance taxes). "Gross Proceeds" consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Conveyance.

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

New Accounting Standards

       The Financial Accounting Standards Board ("FASB") issued in June 1998 Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 is effective for the Trust January 1, 2001. The Trust has evaluated the impact and determined that none will result from adopting this SFAS.

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

       Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided Section 29 tax credit information related to Trust Properties by Dominion Resources, which is then passed along to the Unitholders. In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993,. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that FERC's certification authority expired (so that obtaining the requisite determination of any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of Appeals. The ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated
Section 29 credits could be in question with respect to any uncertificated wells. In some cases the extent to which production from the various coal seam gas wells in which the Trust holds an interest would qualify for the Section 29 credit under the standards applied in the appealed case is unclear, and the Trustee has requested that Dominion Resources provide clarification and an assessment of the effects of the foregoing, if any, on the Trust and its Unitholders. Pending such clarification and assessment, or further developments, or both, however, the availability of Section 29 credits to Unitholders in respect of some portion of the Trust's coal seam gas production could be subject to debate and challenge.

4.   RELATED PARTY TRANSACTIONS

       Dominion Resources provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective June 1, 1994. During 1999 this fee was $352,817 and will increase annually by three percent. Aggregate fees paid by the Trust to Dominion Resources in 1999, 1998 and 1997 were $352,817, $342,515 and $327,561, respectively.

       Aggregate fees and expense reimbursements paid by the Trust to the trustees in 1999, 1998 and 1997 were $34,778, $33,765 and $32,756, respectively.

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

       The Royalty Interests may be sold under certain circumstances and will be sold following termination of the Trust. A special distribution will be made of undistributed net sales proceeds and other amounts received by the Trust aggregating in excess of $10 million (a "Special Distribution Amount"). The record date for a Special Distribution Amount will be the 15th day following the receipt by the Trust of amounts aggregating a Special Distribution Amount (unless such day is not a business day, in which case the record date will be the next business day thereafter) unless such day is within 10 days or less prior to the record date for a Quarterly Distribution Amount, in which case the record date for the Special Distribution Amount will be the same as the record date for the Quarterly Distribution Amount. Distribution to Unitholders of a Special Distribution Amount will be made no later than 15 days after the Special Distribution Amount record date.

6.   SUBSEQUENT EVENTS

       Subsequent to December 31, 1999, the Trust declared and paid the following distribution:


       QUARTERLY                                                      DISTRIBUTION
      RECORD DATE                      PAYMENT DATE                     PER UNIT
-----------------------           ----------------------          --------------------
   February 29, 2000                  March 10, 2000                    $.674578


       The trustee has estimated the Section 29 tax credit associated with the March 10, 2000 quarterly distribution to be $.28 per unit (unaudited).

7.   QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 1999 and 1998 (in thousands, except per Unit amounts):


                                  ROYALTY      DISTRIBUTABLE   DISTRIBUTABLE
CALENDAR QUARTER                  INCOME          INCOME      INCOME PER UNIT
----------------                 --------      -------------  ----------------
1999

     First ..............        $  4,859        $  4,672        $    .60
     Second .............           4,660           4,446             .57
     Third ..............           4,901           4,782             .60
     Fourth .............           5,612           5,485             .70
                                 --------        --------        --------
                                 $ 20,032        $ 19,385        $   2.47
                                 ========        ========        ========
1998

     First ..............        $  6,917        $  6,749        $    .86
     Second .............           5,524           5,311             .68
     Third ..............           5,451           5,344             .68
     Fourth .............           4,958           4,823             .61
                                 --------        --------        --------
                                 $ 22,850        $ 22,227        $   2.83
                                 ========        ========        ========



     Selected 1999 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income............................... $    5,612,344
Interest income..............................         17,856
General and administrative expenses..........       (144,713)
                                              --------------
Distributable income......................... $    5,485,487
                                              ==============
Distributable income per Unit................ $          .70
                                              ==============
Distributions per Unit....................... $          .70
                                              ==============


         Due to significant revisions in estimate of reserve quantities (see
Note 8), estimated amortization of royalty interests was increased by approximately $2 million and $1.2 million and decreased approximately $3.4 million during the fourth quarters of 1999, 1998 and 1997, respectively. These adjustments did not have an impact on the Trust's distributable income.

8.   SUPPLEMENTAL GAS DISCLOSURE (UNAUDITED)

         The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 1999, 1998 and 1997 and January 1, 1997 by independent petroleum engineers.

         In accordance with SFAS No. 69, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and end-of-period natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The prices for December 31, 1999, 1998 and 1997 and January 1, 1997 were $2.16, $2.12, $2.55 and $2.81 per Mcf, respectively, including the effect of the Gas Purchase Agreement (see Note 9).

         Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the original estimates.

         The reserve estimates for the Royalty Interests are based on a percentage share of the Company's Gross Proceeds payable to the Trust of 65 percent.


                                                                   Mmcf
                                                               ------------
Proved developed reserves at January 1, 1997..............          82,388
         Revisions of previous estimates..................          23,380
         Production.......................................         (11,302)
                                                               ------------
Proved developed reserves at December 31, 1997............          94,466
         Revisions of previous estimates..................         ( 9,458)
         Production.......................................         (10,329)
                                                               ------------
Proved developed reserves at December 31, 1998............          74,679
         Revisions of previous estimates..................           3,687
         Production.......................................          (9,186)
                                                               ------------
Proved developed reserves at December 31, 1999............          69,180
                                                               ===========

         All proved reserve estimates presented above at December 31, 1999, 1998 and 1997 and January 1, 1997 are proved developed.

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

         The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 1999, 1998 and 1997 relating to the Trust's Royalty Interests (thousands of dollars):


                                                             1999               1998               1997
                                                          ----------         ----------         ----------
Future cash inflows ..............................        $  149,364         $  158,122         $  241,346
Future taxes .....................................            (8,962)            (9,487)           (14,481)
                                                          ----------         ----------         ----------
Future net cash flows ............................           140,402            148,635            226,865
10% annual discount for estimated timing
      of cash flow ...............................           (57,863)           (59,703)           (97,941)
                                                          ----------         ----------         ----------
Standardized measure of discounted
      future net cash flows ......................        $   82,539         $   88,932         $  128,924
                                                          ==========         ==========         ==========


         Future cash flows do not include Section 29 tax credits which in the aggregate are estimated to be approximately $ 24,328,162 having a discounted present value (assuming a 10% discounted rate) of approximately $20,315,000 at December 31, 1999.

         The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the period ended December 31, 1999, 1998 and 1997 (thousands of dollars):



                                                             1999               1998               1997
                                                          ----------         ----------         ----------
Balance at beginning of period..........................  $   88,932         $  128,924         $  134,675
Increase (decrease) due to:
     Royalty income, net of taxes.......................     (21,493)           (21,722)           (25,096)
     Changes in prices..................................       1,534            (16,723)           (21,421)
     Changes in estimated volumes.......................       4,673            (14,439)            27,298
     Accretion of discount..............................       8,893             12,892             13,468
                                                          ----------         ----------         ----------
Balance at December 31..................................  $   82,539         $   88,932         $  128,924
                                                          ==========         ==========         ==========

       As of March 24, 2000, published natural gas prices were approximately $2.23 per MMBtu as compared to prices utilized in the Trust's calculation of its year end standardized measure of discounted future net cash flow. The use of prices currently being received would result in a lower standardized measure of discounted future net cash flows.

9.   GAS PURCHASE AGREEMENT

       Sonat Marketing Company ("Sonat Marketing") is required under a gas purchase agreement to purchase the gas produced from the Underlying Properties for as long as reserves on the Underlying Properties produce natural gas. Under the agreement, Sonat Marketing is obligated to purchase up to a specified monthly base quantity of gas for a contract price which provides for a specified premium (between $.05 and $.07 per MMBtu) over the Index Price (as defined below). Until December 31, 1998, the contract price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 and through December 31, 2000 the price paid on Index Price Quantities is subject to a minimum price of $2.20 and a maximum price of $2.82. Prior to April 1, 1996, Sonat Marketing was obligated to purchase the Subject Gas in excess of the Monthly Base Quantity at the Index Price. From April 1, 1996 through December 31, 1998, the price payable for Subject Gas in excess of the Monthly Base Quantity equaled the Index Price plus $.02. Beginning effective January 1, 1999 through December 31, 1999, the price payable for Subject Gas in excess of the Monthly Base Quantity but less than or equal to the Monthly Fixed Price Quantity equaled the Index Price plus $.02 subject to a minimum price of $2.12 per MMBtu and a maximum price of $3.02 per MMBtu. Also during the period, the price payable for Subject Gas in excess of the Monthly Fixed Price Quantity equaled the sum of the Index Price and $.02. Effective January 1, 2000 through December 31, 2000, the price payable for Subject Gas in excess of the Monthly Fixed Price Quantity shall equal the sum of the Index Price and $.02 per MMBtu. The Company has advised the Trust that at the end of the primary term or any extensions thereof, Sonat Marketing will be obligated to purchase the Subject Gas at the Index Price until such time as the Company and Sonat Marketing negotiate a different price, and that the Company will have the ability to obtain an offer to purchase the Subject Gas from another purchaser and terminate the Gas Purchase Agreement if Sonat Marketing does not match such offer.

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

       Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $30,900, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate which is currently $120 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000 which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 1999, the Trustee and the Delaware Trustee received total compensation of $34,778 and $3,750, respectively.

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

       Security Ownership of Management. The Trust has no directors or executive officers. As of March 10, 2000, neither Bank of America, N.A., the Trustee, nor Mellon Bank (DE) National Association, the Delaware Trustee, beneficially owned any Units.

       Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ADMINISTRATIVE SERVICES AGREEMENT

     Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee, payable in equal quarterly installments, is currently $352,817 and will increase annually by three percent.

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1.  Financial Statements (included in Item 8. of this report)

           Independent Auditors' Report

           Statements of Assets, Liabilities and Trust Corpus as of December 31, 1999 and 1998

           Statements of Distributable Income for the years ended December 31, 1999, 1998 and 1997

           Statements of Changes in Trust Corpus for the years ended December 31, 1999, 1998 and 1997

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

10.3              --Amendment to and Ratification of Overriding Royalty
                    Conveyance dated as of November 20, 1994, among Dominion Back Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

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

10.6              --Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing and the Company (filed as Exhibit
                    10.6 to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7              --Amendment to Gas Purchase Agreement dated July 1, 1999,
                    between Sonat Marketing and the Company.

23.1              --Consent of Ryder Scott Company Petroleum Engineers,
                    independent petroleum engineers.

27.1              --Financial Data Schedule.

99.1              --Summary of Reserve Report, dated February 23, 2000, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2000, prepared by Ryder Scott Company Petroleum Engineers, independent petroleum engineers.

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


Date: March 30, 2000


            (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10.7              --Amendment to Gas Purchase Agreement dated July 1, 1999,
                    between Sonat Marketing and the Company.

23.1              --Consent of Ryder Scott Company Petroleum Engineers,
                    independent petroleum engineers.

27.1              --Financial Data Schedule.

99.1              --Summary of Reserve Report, dated February 23, 2000, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2000, prepared by Ryder
                    Scott Company Petroleum Engineers, independent petroleum engineers.