Form 10-Q
period 2000-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2000-05-10
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000

                                       or

[ ]            Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from       to
                                                 -----    -----

                        Commission File Number: 001-11335

                     DOMINION RESOURCES BLACK WARRIOR TRUST
             (Exact name of registrant as specified in its charter)

         Delaware                                             75-6461716
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

     Number of units of beneficial interest outstanding at May 5, 2000:
7,850,000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1999, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1999. The December 31, 1999 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2000, the distributable income for the three-month periods ended March 31, 2000 and 1999 and the changes in trust corpus for the three-month periods ended March 31, 2000 and 1999, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

Unit Holders of Dominion
 Resources Black Warrior Trust
 and Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Dominion Resources Black Warrior Trust as of March 31, 2000, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 1999, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 9, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1999, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 8, 2000

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

--------------------------------------------------------------------------------

                                                    March 31, 2000    December 31, 1999
                                                    --------------    -----------------
                                                     (unaudited)

ASSETS

Cash and cash equivalents                            $    62,970         $   124,159
Royalty interests in
  gas properties (less accumulated
  amortization of $82,951,515
  at March 31, 2000 and $80,544,548
  at December 31, 1999)                               72,865,985          75,272,952
                                                     -----------         -----------
TOTAL ASSETS                                         $72,928,955         $75,397,111
                                                     ===========         ===========

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable                $   156,680         $   123,931

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                                  72,772,275          75,273,180
                                                     -----------         -----------

TOTAL LIABILITIES
         AND TRUST CORPUS                            $72,928,955         $75,397,111
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

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                                    For                 For
                                                 the Three           the Three
                                                Months Ended        Months Ended
                                               March 31, 2000      March 31, 1999
                                               --------------      --------------

Royalty income                                   $ 5,413,907        $ 4,858,538
Interest income                                       19,419             13,059
                                                 -----------        -----------
                                                   5,433,326          4,871,597
General and administrative
        expenses                                    (231,826)          (199,565)
                                                 -----------        -----------
Distributable income                             $ 5,201,500        $ 4,672,032
                                                 ===========        ===========
Distributable income
        per unit (7,850,000 units)               $       .66        $       .60
                                                 ===========        ===========

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------

                                                 For              For
                                              the Three         the Three
                                             Months Ended      Months Ended
                                            March 31, 2000    March 31, 1999
                                            --------------    --------------

Trust corpus, beginning of period            $ 75,273,180      $ 85,533,029
Amortization of royalty interests              (2,406,967)       (2,871,425)
Distributable income                            5,201,500         4,672,032
Distributions to unitholders                   (5,295,438)       (4,712,022)
                                             ------------      ------------
Trust corpus, end of period                  $ 72,772,275      $ 82,621,614
                                             ============      ============
Distributions per unit (7,850,000 units)     $        .67      $        .60
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


--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.   TRUST ORGANIZATION AND PROVISIONS

     Dominion Resources Black Warrior Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the "Trust Agreement") entered into effective as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., an Alabama corporation (the "Company"), as grantor, Dominion Resources, Inc., a Virginia corporation ("Dominion Resources"), and Bank of America, N.A., a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

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

2.   BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust's financial statements on such basis includes the following:

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

     The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results.

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

Three Month Period Ended March 31, 2000 Compared to Three Month Period Ended March 31, 1999

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

     The Trust received royalty income amounting to $5,413,907 during the first quarter of 2000 compared to $4,858,538 during the first quarter of 1999. This revenue was derived from the receipt of cash on production of 2,205 Mmcf at an average price received of $2.46 per mcf after deducting production taxes of $326,595 compared to 2,505 Mmcf with an average price of $1.94 per mcf after deducting production taxes of $276,070 in the first quarter of 1999. For the three-month period ended March 31, 2000, the Trust was positively impacted by the increase in natural gas prices which was offset by the decline in production as compared with the three month period ending March 31, 1999. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

     Administrative expenses during the first quarter of 2000 amounted to $231,826 compared to $199,565 in the comparable period in 1999. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period.

     Distributable income for the first quarter of 2000 was $5,201,500, or $.66 per Unit, compared to distributable income for the first quarter of 1999 of $4,672,032, or $.60 per Unit. The Trust made a distribution on March 10, 2000 of $.674578 per Unit compared to a distribution of $.600257 per Unit made during the first quarter of 1999.

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

Date: May 10, 2000

               (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS


      Exhibit
      Number        Description
      -------       -----------

         27         Financial Data Schedule