Form 10-Q
period 2000-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2000-08-10
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


    [X]           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000

                                       or

    [ ]          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _____ to _____


                        Commission File Number: 001-11335

                     DOMINION RESOURCES BLACK WARRIOR TRUST
             (Exact name of registrant as specified in its charter)


                               Delaware 75-6461716
         (State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)


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

         Number of units of beneficial interest outstanding at August 1, 2000:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

        The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1999, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1999. The December 31, 1999 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2000, the distributable income for the three-month and six-month periods ended June 30, 2000 and 1999 and the changes in trust corpus for the six-month periods ended June 30, 2000 and 1999, have been included. The distributable income for the three and six months ended June 30, 2000 are not necessarily indicative of the distributable income for the full year.

        The condensed financial statements as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 2000, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2000 and 1999 and changes in trust corpus for the six-month periods ended June 30, 2000 and 1999. These condensed financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 1999, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 9, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1999, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
August 3, 2000

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS


--------------------------------------------------------------------------------


                                              June 30, 2000   December 31, 1999
                                              -------------   -----------------
                                               (Unaudited)
ASSETS
------
Cash and cash equivalents                     $      77,056   $         124,159

Royalty interests in
 gas properties (less accumulated
 amortization of $85,245,834
 at June 30, 2000 and
 $80,544,548 at
 December 31, 1999)                              70,571,666          75,272,952
                                              -------------   -----------------
TOTAL ASSETS                                  $  70,648,722   $      75,397,111
                                              =============   =================
LIABILITIES AND TRUST
---------------------
CORPUS
------
Trust administration expenses
payable                                       $     109,988   $         123,931

Trust corpus -
7,850,000 units of
beneficial interest
authorized, issued and
outstanding                                      70,538,734          75,273,180
                                              -------------   -----------------
TOTAL LIABILITIES                             $  70,648,722   $      75,397,111
AND TRUST CORPUS                              =============   =================

The accompanying notes are an integral part of these condensed financial statements.


--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


--------------------------------------------------------------------------------

                                               For              For
                                            the Three        the Three
                                          Months Ended     Months Ended
                                          June 30, 2000    June 30, 1999
                                          -------------    -------------
Royalty income                            $   4,964,432    $   4,659,953
Interest income                                  19,731           11,946
                                          -------------    -------------
                                              4,984,163        4,671,899

General and administrative
        expenses                               (168,303)        (225,717)
                                          -------------    -------------
Distributable income                      $   4,815,860    $   4,446,182
                                          =============    =============

Distributable income
        per unit (7,850,000 units)        $         .61    $         .57
                                          =============    =============




The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


--------------------------------------------------------------------------------


                                               For              For
                                             the Six          the Six
                                          Months Ended     Months Ended
                                          June 30, 2000    June 30, 1999
                                          -------------    -------------
Royalty income                            $  10,378,339    $   9,518,491
Interest income                                  39,150           25,005
                                          -------------    -------------
                                             10,417,489        9,543,496

General and administrative
        expenses                               (400,129)        (425,283)
                                          -------------    -------------
Distributable income                      $  10,017,360    $   9,118,213
                                          =============    =============

Distributable income
        per unit (7,850,000 units)        $        1.28    $        1.16
                                          =============    =============





The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


--------------------------------------------------------------------------------


                                                      For               For
                                                    the Six           the Six
                                                  Months Ended      Months Ended
                                                  June 30, 2000     June 30, 1999
                                                  -------------     -------------
Trust corpus, beginning of period                 $  75,273,180     $  85,533,029
Amortization of royalty interests                    (4,701,286)       (5,588,978)
Distributable income                                 10,017,360         9,118,213
Distributions to Unitholders                        (10,050,520)       (9,166,710)
                                                  -------------     -------------
Trust corpus, end of period                       $  70,538,734     $  79,895,554
                                                  -------------     -------------
Distributions per unit (7,850,000 units)          $        1.28     $        1.17
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

        Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided Section 29 tax credit information related to Trust Properties by Dominion Resources, which is then passed along to the Unitholders. In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that the FERC's certification authority expired (so that obtaining the requisite determination for any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of Appeals. On December 23, 1999, a petition was filed with the FERC by a coalition of energy producers seeking reinstatement of the certification process. By letter dated January 14, 2000, the U.S. Department of Energy expressed its support of that petition and on January 27, 2000 the FERC issued notice of proposed rulemaking by which its regulations would be amended to reinstate certain regulations involving well category determinations for
Section 29 tax credits for certain well recompletions commenced after January 1, 1993. It is not yet possible to predict the likely outcome of this rulemaking process. The ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated
Section 29 credits could be in question with respect to any uncertificated wells. In some cases the extent to which production from the various coal seam gas wells in which the Trust holds an interest would qualify for the Section 29 credit under the standards applied in the appealed case is unclear, and the Trustee has requested that Dominion Resources provide clarification and an assessment of the effects of the foregoing, if any, on the Trust and its Unitholders. Pending such clarification and assessment, or further developments, or both, however, the availability of Section 29 credits to Unitholders in respect of some portion of the Trust's coal seam gas production could be subject to debate and challenge.

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

        Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided Section 29 tax credit information related to Trust Properties by Dominion Resources, which is then passed along to the Unitholders. In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that the FERC's certification authority expired (so that obtaining the requisite determination for any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of Appeals. On December 23, 1999, a petition was filed with the FERC by a coalition of energy producers seeking reinstatement of the certification process. By letter dated January 14, 2000, the U.S. Department of Energy expressed its support of that petition and on January 27, 2000 the FERC issued notice of proposed rulemaking by which its regulations would be amended to reinstate certain regulations involving well category determinations for
Section 29 tax credits for certain well recompletions commenced after January 1, 1993. It is not yet possible to predict the likely outcome of this rulemaking process. The ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated Section 29 credits could be in question with respect to any uncertificated wells. In some cases the extent to which production from the various coal seam gas wells in which the Trust holds an interest would qualify for the Section 29 credit under the standards applied in the appealed case is unclear, and the Trustee has requested that Dominion Resources provide clarification and an assessment of the effects of the foregoing, if any, on the Trust and its Unitholders. Pending such clarification and assessment, or further developments, or both, however, the availability of Section 29 credits to Unitholders in respect of some portion of the Trust's coal seam gas production could be subject to debate and challenge.

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

Three and Six Months Ended June 30, 2000 Compared To Three and Six Months Ended June 30, 1999

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

        The Trust received royalty income amounting to $4,964,432 during the second quarter of 2000 compared to $4,659,953 during the second quarter of 1999. This revenue was derived from the receipt of cash on production of 2,109 Mmcf at an average price received of $2.35 per mcf after deducting production taxes of $293,868 compared to 2,371 Mmcf with an average price of $1.97 per mcf after deducting production taxes of $270,081 in the second quarter of 1999. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Royalty income for the six months ended June 30, 2000 was $10,378,339 as compared to $9,518,491 for the same period in 1999. This revenue was derived from the receipt of cash on production of 4,314 Mmcf at an average price received of $2.40 per mcf after deducting production taxes of $620,463, compared to 4,877 Mmcf at an average price received of $1.95 per mcf after deducting production taxes of $546,150 for the same period in 1999.

        Interest income during the second quarter of 2000 amounted to $19,731 as compared to $11,946 for the comparable period in 1999. This difference was primarily due to the Trust having more funds available for investment. Interest income for the six months ended June 30, 2000 was $39,150 compared to $25,005 for the comparable period in 1999. This difference is also a result of the Trust having more funds available for investment.

        Administrative expenses during the second quarter of 2000 amounted to $168,303 compared to $225,717 in the comparable period in 1999 due primarily to the timing of payments of certain expenses. Administrative expenses for the six months ended June 30, 2000 were $400,129 as compared to $425,283 for the same period in 1999. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period.

        Distributable income for the second quarter of 2000 was $4,815,860 or $.61 per Unit compared to distributable income for the second quarter of 1999 of $4,446,182 or $.57 per Unit. Distributable income for the six months ended June 30, 2000 was $10,017,360 as compared to $9,118,213 for the same period in 1999. The Trust made a distribution on June 9, 2000 of $.605743 per Unit compared to a distribution of $.567476 per Unit made during the second quarter of 1999.

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


Date:  August 9, 2000

               (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
  27            Financial Data Schedule