Form 10-Q
period 2000-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2000-11-14
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000

                                       or

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

         Number of units of beneficial interest outstanding at October 31, 2000:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

        The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 1999, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 1999. The December 31, 1999 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2000, the distributable income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the changes in trust corpus for the nine-month periods ended September 30, 2000 and 1999, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

        The condensed financial statements as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

Unit Holders of Dominion Resources Black Warrior Trust
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 2000, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2000 and 1999, and changes in trust corpus for the nine-month periods ended September 30, 2000 and 1999. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 6, 2000

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

--------------------------------------------------------------------------------



                                             September 30, 2000   December 31, 1999
                                             ------------------   ------------------
                                                (unaudited)
ASSETS

Cash and cash equivalents                    $           77,017   $          124,159
Royalty interests in
  gas properties (less accumulated
  amortization of $87,483,897
  at September 30, 2000 and $80,544,548 at
  December 31, 1999)                                 68,333,603           75,272,952
                                             ------------------   ------------------

TOTAL ASSETS                                 $       68,410,620   $       75,397,111
                                             ==================   ==================


LIABILITIES AND TRUST CORPUS

Trust administration expenses payable        $          109,629   $          123,931

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                                 68,300,991           75,273,180
                                             ------------------   ------------------

TOTAL LIABILITIES
         AND TRUST CORPUS                    $       68,410,620   $       75,397,111
                                             ==================   ==================

The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                    For                   For
                                 the Three             the Three
                                Months Ended          Months Ended
                             September 30, 2000    September 30, 1999
                             ------------------    ------------------
Royalty income               $        5,289,292    $        4,901,123

Interest income                          21,242                13,845
                             ------------------    ------------------
                                      5,310,534             4,914,968

General and administrative
      expenses                         (149,679)             (133,313)
                             ------------------    ------------------
Distributable income         $        5,160,855    $        4,781,655
                             ==================    ==================

Distributable income
per unit (7,850,000 units)   $              .65    $              .61
                             ==================    ==================



The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------


                                            For                   For
                                          the Nine              the Nine
                                        Months Ended          Months Ended
                                     September 30, 2000    September 30, 1999
                                     ------------------    ------------------
Royalty income                       $       15,667,631    $       14,419,614

Interest income                                  60,392                38,850
                                     ------------------    ------------------
                                             15,728,023            14,458,464

General and administrative
        expenses                               (549,807)             (558,596)
                                     ------------------    ------------------
Distributable income                 $       15,178,216    $       13,899,868
                                     ==================    ==================

Distributable income
        per unit (7,850,000 units)   $             1.93    $             1.77
                                     ==================    ==================



The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------


                                                  For                   For
                                                the Nine              the Nine
                                              Months Ended          Months Ended
                                           September 30, 2000    September 30, 1999
                                           ------------------    ------------------
Trust corpus, beginning of period          $       75,273,180    $       85,533,029
Amortization of royalty interests                  (6,939,349)           (8,243,416)
Distributable income                               15,178,216            13,899,868
Distributions to unitholders                      (15,211,056)          (13,881,286)
                                           ------------------    ------------------
Trust corpus, end of period                $       68,300,991    $       77,308,195
                                           ==================    ==================


Distributions per unit (7,850,000 units)   $             1.93    $             1.77
                                           ==================    ==================



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

Three and Nine Month Periods Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999

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

         The Trust received royalty income amounting to $5,289,292 during the third quarter of 2000 compared to $4,901,123 during the third quarter of 1999. This revenue was derived from the receipt of cash on production of 2,057 Mmcf at an average price received of $2.57 per mcf after deducting production taxes of $320,454 as compared to 2,315 Mmcf at an average price received of $2.12 mcf after deducting production taxes of $293,281 in the third quarter of 1999. For the nine months ended September 30, 2000, the Trust received royalty income amounting to $15,667,631 revenue was derived from the receipt of cash on production of 6,370 Mmcf at an average price received of $2.46 per mcf after deducting production taxes of $940,916 compared to 7,191 Mmcf at an average price of $2.00 per mcf after deducting production taxes of $839,433 for the nine months ended September 30, 1999. For the three-month and nine-month periods ended September 30, 2000, the trust was negatively impacted by a decrease in production. Such decrease was offset by an increase in natural gas prices. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available resources. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

         Interest income during the third quarter of 2000 amounted to $21,242 as compared to $13,845 for the comparable period in 1999. Interest income during the nine months ended September 30, 2000 amounted to $60,392 as compared to $38,850 for the comparable period in 1999. These differences are primarily a result of the Trust having more funds available for investment.

         Administrative expenses during the third quarter of 2000 amounted to $149,679 compared to $133,313 in the comparable period in 1999. This increase in administrative expenses in the third quarter was caused by an increase in the fees charged by Dominion Resources Inc. and the Trustee as called for by the Trust Agreement. These expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period. Administrative expenses for the nine months ended September 30, 2000 amounted to $549,807 compared to $558,596 for the same period in 1999.

         Distributable income for the third quarter 2000 was $5,160,855 or $.65 per Unit compared to distributable income for the third quarter of 1999 of $4,781,655 or $.61 per Unit. Distributable income for the nine months ended September 30, 2000 was $15,178,216 or $1.93 per Unit compared to $13,899,868 or
$1.77 per Unit for the same period in 1999. The Trust made a distribution on September 8, 2000 of $.657393 per Unit compared to a distribution of $.600583 per Unit made during the third quarter of 1999.

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

Item 5. Other Events

         As more fully disclosed in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999, El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company ("El Paso"), and the Company are parties to a gas purchase agreement (the "Gas Purchase Agreement"), pursuant to which El Paso is required to purchase the gas produced from the Underlying Properties for as long as reserves on the Underlying Properties produce natural gas. On July 1, 2000, El Paso and the Company entered into an amendment to the the Gas Purchase Agreement (the "Gas Purchase Agreement Amendment").

         Under the Gas Purchase Agreement, the price payable by El Paso for each MMBtu of a specified base quantity of gas purchased during each month commencing on January 1, 2001, is divided into two categories, a Fixed Price Quantity and an Index Price Quantity. The price for each MMBtu of Fixed Price Quantity is $3.97 per MMBtu. The price for each MMBtu of Index Price Quantity is the sum of
(a) the price published in the price table dated the first (1st) day of the applicable month by Inside F.E.R.C.'s Gas Market Report for "Prices of Spot Gas Delivered to Pipelines" "Southern Natural Gas Co." "Louisiana" "Index" and (b) a premium per MMBtu (ranging from $.05 to $.07 per MMBtu).

        Pursuant to the Gas Purchase Agreement Amendment, effective January 1, 2001 through December 31, 2001, the price payable by El Paso for each MMBtu of the specified base quantity during each month shall be divided into three categories, a fixed price quantity, an index price quantity subject to a floor and ceiling price (the "Collared Index Quantity"), and an index price quantity not subject to a floor and ceiling price (the "Non-Collared Index Quantity"). The price for each MMBtu of fixed price quantity shall be $3.97 per MMBtu. The price for each MMBtu of Non-Collared Index Quantity shall be the sum of (a) the price published in the price table dated the first (1st) day of the applicable month by Inside F.E.R.C.'s Gas Market Report for "Prices of Spot Gas Delivered to Pipelines" "Southern Natural Gas Co." "Louisiana" "Index" and (b) a premium per MMBtu (ranging from $.05 to $.07) (the "Index Price"). The price for each MMBtu of Collared Index Quantity shall be Index Price, provided that the price payable each month shall, in no event, be less than $3.00 per MMBtu nor more than $5.30 per MMBtu. The price payable by El Paso for gas production in excess of the specified monthly base quantity each month shall be the sum of the Index Price and $.02.

         The Gas Purchase Agreement is filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 and the Gas Purchase Agreement Amendment is filed as an exhibit to this Form 10-Q, and the foregoing summary of the material terms of such agreement is qualified in its entirety by reference to the terms of such agreements as set forth in such exhibits.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

                  4 July 1, 2000 Amendment to Gas Purchase Agreement between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company

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


                                       DOMINION RESOURCES BLACK WARRIOR TRUST

                                       By: BANK OF AMERICA, N.A., Trustee



                                       By: /s/ Ron E. Hooper
                                          ----------------------
                                           Ron E. Hooper
                                           Senior Vice President


Date: November 13, 2000

               (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS


                EXHIBIT
                NUMBER              DESCRIPTION
                -------             -----------
                  4                 July 1, 2000 Amendment to Gas Purchase
                                    Agreement between El Paso Merchant
                                    Energy-Gas, L.P., as successor to Sonat
                                    Marketing Company, and the Company

                  27                Financial Data Schedule