Form 10-K405
period 2000-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2001-03-30
CIK 923680

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 TRUST DIVISION
                               ROYALTY TRUST GROUP
                              BANK OF AMERICA, N.A.
                                 901 MAIN STREET
                                   17TH FLOOR
                               DALLAS, TEXAS 75202
                    (Address of principal executive offices;
                                    Zip Code)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      At March 1, 2001, there were 7,850,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $143,969,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----

PART I...............................................................................................................1
      Item 1.   Business.............................................................................................1
                  GLOSSARY ..........................................................................................1
                  DESCRIPTION OF THE TRUST...........................................................................4
                           Creation and Organization of the Trust....................................................4
                           Assets of the Trust.......................................................................4
                           Duties and Limited Powers of the Trustee and the Delaware Trustee.........................4
                           Resignation of Trustees...................................................................5
                           Transfer of Royalty Interests.............................................................5
                           Liabilities of the Trust..................................................................6
                           Liabilities of the Trustee and the Delaware Trustee.......................................6
                           Termination and Liquidation of the Trust..................................................6
                           Arbitration and Actions by Unitholders....................................................7
                  DESCRIPTION OF UNITS...............................................................................9
                           Distributions and Income Computations.....................................................9
                           Conditional Right of Repurchase..........................................................10
                           Possible Divestiture of Units............................................................11
                           Periodic Reports.........................................................................11
                           Voting Rights of Unitholders.............................................................12
                           Liability of Unitholders.................................................................12
                           Transfer Agent...........................................................................13
                  FEDERAL INCOME TAX CONSIDERATIONS.................................................................13
                           Summary of Certain Federal Income Tax Consequences.......................................13
                  ERISA CONSIDERATIONS..............................................................................17
                  STATE TAX CONSIDERATIONS..........................................................................17
                           Alabama Income Tax.......................................................................17
                           Alabama Franchise Tax....................................................................18
                           Alabama Severance Taxes..................................................................18
                           Other Alabama Taxes......................................................................19
                  REGULATION AND PRICES.............................................................................19
                           Regulation of Natural Gas................................................................19
                           Environmental Regulation.................................................................20
                           Competition, Markets and Prices..........................................................20
      Item 2.    Properties.........................................................................................22
                   THE ROYALTY INTERESTS............................................................................22
                           The Underlying Properties................................................................22
                           The Royalty Interests....................................................................24
                           Reserve Estimate.........................................................................25
                           Natural Gas Sales Prices and Production..................................................26
                           Gas Purchase Agreement...................................................................26
                           Operation of Properties..................................................................27
                           Sale and Abandonment of Underlying Properties............................................28
                           Dominion Resources's Assurances..........................................................28
                           Title to Properties......................................................................29
      Item 3.    Legal Proceedings..................................................................................29
      Item 4.    Submission of Matters to a Vote of Security Holders................................................29

PART II.............................................................................................................29
      Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............................29
      Item 6.    Selected Financial Data............................................................................30
      Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.................30
      Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................................32
      Item 8.    Financial Statements and Supplementary Data........................................................32
      Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............42

PART III.........................................................................................................42
      Item 10.    Directors and Executive Officers of the Registrant.............................................42
      Item 11.    Executive Compensation.........................................................................42
      Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................42
      Item 13.    Certain Relationships and Related Transactions.................................................42
                           Administrative Services Agreement ....................................................42
                           Dominion Resources's Conditional Right of Repurchase..................................43
                           Potential Conflicts of Interest.......................................................43

PART IV..........................................................................................................43
      Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................43
                           Financial Statements..................................................................43
                           Financial Statement Schedules.........................................................44
                           Exhibits .............................................................................44
                           Reports on Form 8-K...................................................................45

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

       "Contract Price" means the price at which, pursuant to the Gas Purchase Agreement, El Paso Merchant Energy - Gas, L.P., as successor to Sonat Marketing, is obligated to purchase the Subject Gas at the central delivery points in the gathering system for the Underlying Properties. From June 1, 1994 through April 1, 1996, the Contract Price for each month equaled (a) for quantities of Gas equal to or less than the Monthly Base Quantity, the sum of the Index Price and the Premium, provided that such price would in no event be below the Minimum Price or above the Maximum Price, and (b) for quantities of Gas in excess of the Monthly Base Quantity, the Index Price. From April 1, 1996 to December 31, 1998, the Contract Price for each month equaled (a) for quantities of Gas equal to or less than the Monthly Base Quantity, the sum of the Index Price and the Premium, provided that such price would not be below the Minimum Price or above the Maximum Price, and (b) for quantities of Gas in excess of the Monthly Base Quantity, the sum of the Index Price and $.02 per MMBtu. From January 1, 1999 through December 31, 1999, the Contract Price for each month equaled (a) for quantities of Gas equal to or less than the Monthly Base Quantity, the Monthly Base Contract Price, provided that such price will in no event be below the Minimum Price or above the Maximum Price, (b) for quantities of Gas in excess of the Monthly Base Quantity but equal to or less than the Monthly Fixed Price Quantity, the sum of the Index Price and $.02 per MMBtu, provided that such price will not be below $2.12 per MMBtu or above $3.02 per MMBtu, and (c) for quantities of Gas in excess of the Monthly Fixed Price Quantity, the sum of the Index Price and $.02 per MMBtu. Pursuant to an amendment effective January 1, 2000 through December 31, 2000, the Monthly Base Quantity shall be divided into two categories, a fixed price quantity and the indexed price quantity. The price for each fixed price quantity shall be $2.45 per MMBtu. The price for each indexed price quantity shall be the sum of the Index Price and the Premium, provided that such price would in no event be less than the Minimum Price nor more than the Maximum price. Pursuant to a Gas Purchase Agreement Amendment, effective January 1, 2001 through December 31, 2001, the Contract Price for each month shall equal (a) for quantities of Gas equal to or less than 25% of the Monthly Base Quantity, $3.97 per MMBtu. (B) for quantities of Gas over and above 25% of the Monthly Base Quantity up to 75% of the Monthly Base Quantity, the sum of the Index Price and Premium, which Price shall not be less than a floor of $3.00 per MMBtu and shall not be greater than a ceiling of $5.30 per MMBtu, and
(c) for quantities of Gas over and above 75% of the Monthly Base Quantity up to the Monthly Base Quantity, the sum of the Index Price and Premium (d) for quantities of Gas in excess of the Monthly Base Quantity, the sum of the Index Price and $0.02 per MMBtu. Prices beyond December 31, 2001 are subject to negotiation and arbitration at the request of either party if they are unable to reach agreement. The Company also has the option to solicit bona fide offers from third parties which El Paso shall have the option to match.

       "Conveyance" means the Overriding Royalty Conveyance dated effective as of June 1, 1994, from the Company to the Trust, as amended by instrument dated as of November 20, 1994, copies of which are filed as exhibits to this Form 10-K.

       "Delaware Trustee" means Mellon Bank (DE) National Association.

       "Dominion Resources" means Dominion Resources, Inc., a Virginia corporation.

       "El Paso" means El Paso Merchant Energy-Gas, L.P., successor to Sonat Marketing Company.

       "Existing Wells" means the wells producing on the Underlying Properties as of June 1, 1994.

       "Gas" means natural gas produced and sold from the Underlying Properties.

       "Gas Purchase Agreement" means the Gas Purchase Agreement dated as of May 3, 1994, between the Company and El Paso, as successor to Sonat Marketing, as amended by instruments effective as of April 1, 1996, May 16, 1996, April 9, 1998, July 1, 1999 and July 1, 2000.

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

       "Maximum Price" means, for the periods from June 1, 1994 through December 31, 1998, January 1, 1999 through December 31, 1999, January 1, 2000 through December 31, 2000, and January 1, 2001 through December 31, 2001, $2.63 per MMBtu, $3.07 per MMBtu, $2.82 per MMBtu, and $5.30 per MMBtu, respectively.

       "Minimum Price" means, for the periods from June 1, 1994 through December 31, 1998, January 1, 1999 through December 31, 1999, January 1, 2000 through December 31, 2000, and January 1, 2001 through December 31, 2001, $1.85 per MMBtu, $2.16 per MMBtu, $2.20 per MMBtu, and $3.00 per MMBtu, respectively.

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

       "Phillips Petroleum" means Phillips Petroleum Corporation, successor to The River Gas Corporation.

       "Prospectus" means the prospectus dated June 21, 1994, as supplemented by the final prospectus supplement dated June 1, 1995, relating to the offer and sale of the Units, and forming a part of Dominion Resources's Registration Statement on Form S-3 (No. 33-53513).

       "Ralph E. Davis & Associates" means Ralph E. Davis & Associates, independent petroleum engineers.

       "Reserve Estimate" means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2001, prepared by Ralph
E. Davis & Associates.

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

       The Royalty Interests are passive in nature and neither the Trustee nor the Delaware Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Company does not have any contractual commitment to the Trust to develop further the Underlying Properties or to maintain its ownership interest in any of the Underlying Properties. The Company may sell the Company Interests subject to and burdened by the Royalty Interests and, absent certain conditions having been met, with the continuing benefit of Dominion Resources's assurances and the Gas Purchase Agreement. For a description of the Underlying Properties, the Royalty Interests and other information relating to such properties, see "Properties--The Royalty Interests."

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

       The right of a Unitholder to bring a derivative action on behalf of the Trust with respect to Dominion Resources's obligation to cure certain deficiencies under the Trust Agreement is subject to the restriction that such right may only be exercised by Unitholders owning of record not less than 25 percent of the Units then outstanding (treated as a single class) and then only absent action by the Trustee to enforce any such obligation within 10 days following receipt by the Trustee of a written request served upon the Trustee by such Unitholders to take such action. In such an event, Unitholders owning of record not less than 25 percent of the Units then outstanding may, acting as a single class and on behalf of the Trust, seek to enforce such obligations. See "Properties--The Royalty Interests--Dominion Resources's Assurances."

                              DESCRIPTION OF UNITS

       Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2001, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.

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

       In the event that Dominion Resources exercises and consummates its right of repurchase, then at its option it may cause the Trust to be terminated by providing written notice thereof to the Trustee and the Delaware Trustee. Within 30 days following written notice of Dominion Resources's decision to terminate the Trust, the Trustee must cause any remaining Royalty Interests (and, subject to the rights of Unitholders with respect to the receipt of distributions for which a record date has been determined, all proceeds of production attributable to the Royalty Interests) and any other assets of the Trust to be conveyed to Dominion Resources or its assignee (subject to the right of such trustees to create reasonable reserves in connection with the liquidation of the Trust).

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

       Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendments of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Trustee or the Delaware Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. Without the written consent of Dominion Resources and the approval of not less than 662/3 percent of the outstanding Units, no provision of the Trust Agreement may be amended with respect to (a) the sale or disposition of all or any part of the Trust estate, including the Royalty Interests, except as specifically provided in the Trust Agreement, (b) termination of the Trust and the disposition of Trust assets upon liquidation of the Trust or (c) the Company's right of first refusal with respect to the purchase of any remaining Royalty Interests upon termination of the Trust. Without the written consent of Dominion Resources and the approval of a majority of the outstanding Units, no amendment may be made to the Trust Agreement that would alter Dominion Resources's conditional right to repurchase all outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Dominion Resources or its affiliates. Additionally, any amendment that increases the obligations, duties or liabilities of or affects the rights of the Trustee or the Delaware Trustee must be consented to by such entity. The Trustee, the Delaware Trustee, Dominion Resources and the Company may, without approval of the Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of the Unitholders. In addition, (i) Dominion Resources may direct the Trustee to change the name of the Trust without approval of the Unitholders and (ii) in the event that a business purpose of the Trust is found or deemed to exist by any taxing or other authority on which finding any taxation authority might rely, the Trustee is authorized to amend or delete and, subject to the receipt of an opinion of counsel reasonably satisfactory to the Trustee, the Trustee, the Delaware Trustee, Dominion Resources and the Company will amend or delete any provision of the Trust Agreement or take such other action as may be necessary to eliminate such business purpose, without approval of the Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Conveyance and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under "Description of the Trust--Termination and Liquidation of the Trust," all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.

LIABILITY OF UNITHOLDERS

       Consistent with Delaware law, the Trust Agreement provides that the Unitholders will have the same limitation on liability as is accorded under Delaware law to stockholders of a corporation for profit. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

TRANSFER AGENT

       Mellon Investor Services serves as transfer agent and registrar for the Units.

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


Classification and Taxation of the
     Trust ..............................   The Trust is a grantor trust and not
                                            an association taxable as a
                                            corporation. As a grantor trust, the
                                            Trust is not subject to federal
                                            income tax. There can be no
                                            assurance that the IRS will not
                                            challenge this
                                            treatment. The tax treatment of the
                                            Trust and Unitholders would be
                                            materially different if the IRS were
                                            to successfully challenge this
                                            treatment.

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

Taxation of Unitholders ..................  Each Unitholder is taxed directly on his proportionate share of income,
                                            deductions and credits of the Trust
                                            attributable to the Royalty
                                            Interests consistent with each such
                                            Unitholder's taxable year and method
                                            of accounting and without regard to
                                            the taxable year or method of
                                            accounting employed by the Trust.

Income and Deductions ....................  The income of the Trust consists primarily of a specified share of
                                            the proceeds from the sale of coal
                                            seam gas produced from the
                                            Underlying Properties. During 2000,
                                            the Trust earned interest income on
                                            funds held for distribution and made
                                            adjustments to the cash reserve
                                            maintained for the payment of
                                            contingent and future obligations of
                                            the Trust. The deductions of the
                                            Trust consist of property,
                                            production and related taxes and
                                            administrative expenses. In
                                            addition, each Unitholder is
                                            entitled to depletion deductions.
                                            See "Unitholder's Depletion
                                            Allowance" below.

Section 29 Tax Credits ...................  Unitholders are entitled, provided certain requirements are met, to
                                            claim tax credits pursuant to
                                            Section 29 of the Code with respect
                                            to sales of coal seam gas production
                                            attributable to the Royalty
                                            Interests that is produced from the
                                            Existing Wells, the gross income
                                            from which is included in their
                                            taxable income. The Section 29 tax
                                            credit provides to a taxpayer a
                                            dollar-for-dollar reduction in his
                                            regular federal income tax liability
                                            and, therefore, generally provides
                                            to him a greater benefit than a
                                            deduction, which merely reduces the
                                            amount of his taxable income. Such
                                            credits may be earned each year
                                            until the year beginning January 1,
                                            2003. For a Unitholder who owned the
                                            same Units of record on all four
                                            quarterly record dates during 2000,
                                            the available Section 29 tax credit
                                            is
                                            approximately $1.116843 per Unit,
                                            based on the first estimate of the
                                            GNP implicit price deflator
                                            published by the Bureau of Economic
                                            Analysis.

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

Limits on Unitholder's Use of
    Credits ..............................  In any year, a Unitholder is permitted to reduce his regular
                                            federal income tax liability by the
                                            Section 29 tax credits allocated to
                                            such Unitholder for such year on a
                                            dollar-for-dollar basis, but only to
                                            the extent such Unitholder's regular
                                            tax liability exceeds his
                                            alternative minimum tax liability
                                            (with certain adjustments). Any
                                            amount of Section 29 tax credit in
                                            excess of a Unitholder's total
                                            regular federal income tax liability
                                            for a year is permanently lost.
                                            Section 29 tax credits cannot be
                                            used to reduce a Unitholder's
                                            liability for any alternative
                                            minimum tax for any taxable year.
                                            However, any Unitholder subject to
                                            the alternative minimum tax can
                                            carry forward his alternative
                                            minimum tax credit indefinitely
                                            (subject to the applicable rules
                                            governing such carryforward(s)).

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

Substantial Understatement
    Penalty ..............................  Section 6662 of the Code imposes a penalty in certain circumstances for
                                            a substantial understatement of
                                            taxes if a taxpayer's tax liability
                                            is understated by more than the
                                            greater of (i) 10 percent of the
                                            taxes required to be shown on the
                                            return or (ii) $5,000 ($10,000 for
                                            most corporations). The penalty
                                            (which is not deductible) is 20
                                            percent of the understatement.

                                            Except in the case of
                                            understatements attributable to "tax
                                            shelter" items, which are subject to
                                            special rules discussed below, an
                                            item of understatement will not give
                                            rise to the penalty if: (i) there is
                                            or was "substantial authority" for
                                            the taxpayer's treatment of the
                                            item, (ii) all the facts relevant to
                                            the tax treatment of the item are
                                            adequately disclosed on the return
                                            or on a statement attached to the
                                            return and there is a reasonable
                                            basis for the tax treatment of such
                                            item, or (iii) there is reasonable
                                            cause and the taxpayer acted in good
                                            faith. In the case of Units, an
                                            individual Unitholder may make
                                            adequate disclosure with respect to
                                            particular tax items if certain
                                            conditions are met.

                                            In the case of understatements
                                            attributable to "tax shelter" items
                                            by noncorporate taxpayers, the
                                            substantial understatement penalty
                                            may be avoided only if: (i) the
                                            taxpayer establishes that, in
                                            addition to having substantial
                                            authority for his position, he
                                            reasonably believed that the
                                            treatment claimed was more likely
                                            than not the proper treatment of the
                                            item, or (ii) there is reasonable
                                            cause and the taxpayer acted in good
                                            faith. In the case of
                                            understatements attributable to "tax
                                            shelter" items by corporate
                                            taxpayers, effective for
                                            transactions occurring after
                                            December 8, 1994, the substantial
                                            authority and reasonable belief
                                            exception does not apply.
                                            Accordingly, in a transaction
                                            occurring after December 8, 1994, if
                                            a corporate taxpayer has a
                                            substantial understatement
                                            attributable to a "tax shelter"
                                            item, penalties apply unless the
                                            corporate taxpayer can show
                                            reasonable cause and good faith. For
                                            transactions involving corporate
                                            taxpayers and substantial
                                            understatements attributable to "tax
                                            shelter" items occurring before
                                            December 9, 1994, the rules
                                            applicable to noncorporate taxpayers
                                            apply. A "tax shelter" item is an
                                            item (e.g., income, gain, loss,
                                            deduction, credit) attributable to a
                                            partnership or other entity, any
                                            investment plan or arrangement, or
                                            any other plan or arrangement, if a
                                            significant purpose of such
                                            partnership, entity, plan or
                                            arrangement is the avoidance or
                                            evasion of income tax. For
                                            transaction entered into before
                                            August 6, 1997, the relevant
                                            standard is whether tax avoidance or
                                            evasion of income tax was the
                                            principal purpose of the entity,
                                            plan, or arrangement.

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

Unitholder Reporting
    Information ..........................  The Trustee furnishes to Unitholders tax information concerning royalty
                                            income, depletion and the Section 29
                                            tax credits on an annual basis.
                                            Year-end tax information is
                                            furnished to Unitholders no later
                                            than March 15 of the following year.
                                            Unless the final information issued
                                            by the U.S. Treasury Department at
                                            the end of March regarding the
                                            amount of the section 29 credit for
                                            2000 differs materially from the
                                            Trustee's estimate, the final
                                            information will be contained in the
                                            next quarterly report. However, to
                                            the extent the final information
                                            issued by the U.S. Treasury
                                            Department causes the tax credit
                                            amounts for 2000 to materially
                                            differ from the Trustee's estimates
                                            contained in the 2000 Tax
                                            Information booklet, the Trustee
                                            will promptly mail final tax credit
                                            information to each affected
                                            Unitholder.


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

       Alabama tax counsel has advised the Trust that the Alabama Department of Revenue (the "DOR") will permit the Trust to file a "composite income tax return" on behalf of all Unitholders who are not residents of Alabama, and that the filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for 1995, 1996, 1997, 1998 and 1999 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2000 and each year thereafter for so long as the composite return will not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2000. Accordingly, no Alabama state income tax is due under the 2000 return. No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2000 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, "Nonresident Unitholders" will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year which shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as "Resident Unitholders."

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

ALABAMA SEVERANCE TAXES

       The DOR has proposed a set of regulations that indicate the DOR is considering changing the way it computes the amount of severance taxes due by disallowing certain deductions previously allowed on audit. Such a change could result in an increase in the amount of severance taxes due for natural gas production. Since the Trust, as owner of the Royalty Interests, bears its proportionate share of severance taxes, any increase in the amount of severance taxes will decrease the amount of cash distributions payable to Unitholders. The Company has informed the Trust that it has been advised by Alabama counsel that it is impossible to predict whether this change will be implemented (by regulations or otherwise) and, if so, whether and in what amount severance taxes may be increased. A bill has been introduced in the Alabama Senate for the 2001 Legislative session which could potentially disallow certain severance tax deductions previously allowed. Such a change could result in an increase in the amount of severance taxes due for natural gas production. Since the Trust, as owner of the Royalty Interests, bears its proportionate share of severance taxes, any increase in the amount of severance taxes will decrease the amount of cash distributions payable to unitholders. The Company has informed the Trust that it has been advised by Alabama counsel that is impossible to predict whether this change will be implemented and, if so, whether and in what amount severance taxes may be increased.

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

       The transportation of natural gas in interstate commerce is subject to federal regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act ("NGA") and the NGPA. In past years, FERC has adopted regulatory policy changes that have affected the transportation of natural gas from the wellhead to the market. Interstate pipelines no longer perform a merchant function. Gas producers now sell gas to end users or market accumulators rather than into the system supply of an interstate pipeline who would then resell it. Transportation of gas on interstate pipelines is now on an "open access" basis and interstate pipelines have been required to unbundled their services with the result that customers now only pay for the services they require. The interstate pipeline connected to the gathering system for the underlying properties is subject to the regulations described above.

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

       While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it estimates that it plans to expend approximately $58,000 during 2001 for anticipated expenditures related to compliance with environmental laws.

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

       The Trust's revenues and distributions to Unitholders will be primarily dependent on the sales prices for Gas produced from the Underlying Properties and the quantities of Gas sold. Natural gas prices have historically been volatile and are likely to continue to be volatile. Price volatility and the risk of production curtailment make it difficult to estimate the future levels of cash distributions to Unitholders or the value of the Units. Gas is sold pursuant to the Gas Purchase Agreement, which contains hedging features that may to some extent mitigate the negative effects of such volatility but may limit the benefits Unitholders realize from higher natural gas prices. See "Properties--The Royalty Interests--Gas Purchase Agreement."

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

       The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by River Gas in accordance with the Operating Agreement. See "--Operation of Properties." The Underlying Properties comprise 34,212 gross acres of land in an area approximately five miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2000, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.

       Well Count and Acreage Summary. The following table shows as of December 31, 2000, the gross and net producing wells and acreage for the Company Interests. The net wells and acreage are determined by multiplying the gross wells or acres by the Company Interests Owner's working interest in the wells or acreage.

                                            NUMBER OF
                                              WELLS                    ACRES
                                      ---------------------     ---------------------
                                       GROSS         NET         GROSS         NET
                                      --------     --------     --------     --------
Company Interests ...............          532          519       34,212       33,391

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

       Curtailments. The Company has advised the Trust that, during 2000, production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

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

RESERVE ESTIMATE

       Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 2001, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

                                                                         AS OF
     ROYALTY INTERESTS                                              JANUARY 1, 2001
     -----------------                                              ---------------
     Net Proved Natural Gas Reserves (MMcf)(a)(b):
          Developed Producing ...................................         56,768
     Estimated Future Net Revenues (in thousands) (a)(c):
          2001 ..................................................         43,712
          2002 ..................................................         65,814
          2003 ..................................................         50,624
          2004 ..................................................         44,839
          2005 ..................................................         39,737
          Thereafter ............................................        261,374
                                                                      ----------
               Total ............................................     $  506,100
                                                                      ==========
               Total Discounted at 10 Percent ...................     $  284,076
                                                                      ==========

----------

(a) The estimates of reserves and future net revenues summarized in this table are based upon an unescalated price of $5.28 per Mcf through December 31, 2001, which was the price being received by the Company under the Gas Purchase Agreement as of January 1, 2001. After December 31, 2001, the price of $9.796 per Mcf was utilized which represented the market price for gas in their fields as of 12/31/00. This price may not be the most representative price for estimating reserves or related future net revenues data. See "--Gas Purchase Agreement."

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

       The reserve data set forth herein, which was prepared by Ralph E. Davis & Associates in a manner customary in the industry, is an estimate only, and actual quantities, rates of production and sales prices for natural gas are likely to differ from the estimated amounts set forth herein, and such differences could be significant.

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

       The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 7.3 Bcf in 2001 to 4.3 Bcf in 2005.

       Tax Credits Based on Reserves. Based upon the production estimates used in the Reserve Estimate for the January 1, 2001 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 2001 rate of $1.059 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $14.3 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $13.0 million.

       Miscellaneous. Ralph E. Davis & Associates has delivered to the Trust the Reserve Estimate, a summary of which is included as an exhibit to this Form 10-K. Information concerning historical changes in net proved developed reserves attributable to the Royalty Interests, and the calculation of the standardized measure of discounted future net revenues related thereto, is contained in Note 8 of the Notes to the Financial Statements incorporated by reference in Item 8 hereof. Dominion Resources has not filed reserve estimates covering the Royalty Interests with any other federal authority or agency.

NATURAL GAS SALES PRICES AND PRODUCTION

       The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.

                                                             YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                                         -----------------   -----------------   -----------------
Production attributable to the Royalty
   Interests (Bcf) ...............................                 8.0                 9.2                10.6

Weighted average property, production and
   related taxes (per Mcf) .......................          $      .15          $      .13          $      .12

Average Contract Price (per Mcf) .................          $     2.71          $     2.37          $     2.14

GAS PURCHASE AGREEMENT

       El Paso Merchant Energy - Gas, L.P. ("El Paso"), successor to Sonat Marketing Company ("Sonat Marketing"), is required under the Gas Purchase Agreement to purchase the gas produced from the Underlying Properties for as long as reserves on the Underlying Properties produce natural gas. Under the agreement, Sonat Marketing (as predecessor to El Paso under the Gas Purchase Agreement) was, in past years, obligated to purchase up to a specified monthly base quantity of gas for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000 the price paid on Index Price Quantities to a minimum price of $2.20 and a maximum price of $2.82. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 1998, the price paid for such gas production in excess of the specified monthly base quantities was the Index Price plus $.02. Effective January 1, 1999 through December 31, 2000, the price paid gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The "Index Price," which is determined on a monthly basis, is Southern Natural Gas Company's posted index price for deliveries of gas in Louisiana.

       Pursuant to a Gas Purchase Agreement Amendment, effective January 1, 2001 through December 31, 2001, the price payable by El Paso for each MMBtu of the base quantity specified for each month will be divided into three categories, a fixed price quantity, an index price quantity subject to a floor and ceiling price (the "Collared Index Quantity"), and an index price quantity not subject to a floor or ceiling price (the "Non-Collared Index Quantity"). The price paid for each MMBtu of fixed price quantity will be $3.97 per MMBtu. For the amount of gas sold in excess of the fixed price quantity, the price for each MMBtu of gas sold up to the Collared Index Quantity will be the Index Price, provided that the price payable each month will in no event be less than $3.00 per MMBtu nor more than $5.30 per MMBtu. For the amount of gas sold in excess of the fixed price quantity plus the Collared Index Quantity, the price for each MMBtu of gas sold will be the sum of (a) the price published in the price table dated the first day of the applicable month by Inside F.E.R.C.'s Gas Market Report for "Prices of Spot Gas Delivered to Pipelines" "Southern Natural Gas Co." "Louisiana" "Index" and (b) a premium per MMBtu (ranging from $.05 to $.07) (the "Index Price"). The price payable by El Paso for each MMBtu of gas production in excess of the specified monthly base quantity each month will be the sum of the Index Price plus $.02.

       El Paso's obligation to purchase gas pursuant to the Gas Purchase Agreement (as well as the Company's obligation to sell such natural gas) may be suspended to the extent affected by the occurrence of any event not within the control of the affected party that renders the affected party unable to perform its obligations under the Gas Purchase Agreement if the event could not have been prevented by the exercise of reasonable diligence including: acts of God, strikes, lockouts or other industrial disturbances, acts of the public enemy, wars, blockades, insurrections, riots, epidemics, landslides, lightning, earthquakes, fires, storms, floods, washouts, arrests and restraints of governments and people, civil disturbances, explosions, breakage or accident to machinery or lines of pipe, the necessity for maintenance of or making repairs or alterations to machinery or lines of pipe, freezing of wells or lines of pipe, partial or entire failure of wells, curtailment, interruption or other unavailability of transportation, inability to acquire or delay in acquiring at reasonable cost and by the exercise of reasonable diligence, servitudes, rights of way, grants, permits, permissions, licenses, materials or supplies that are required to enable the affected party to perform its obligations. Following any such event, the affected party's obligations under the Gas Purchase Agreement will be suspended during the period of its inability to perform, and such party will as far as possible remedy the event with reasonable dispatch. During the pendency of any such suspension, the cash available for distribution, and the depletion deductions and Section 29 tax credits available for allocation, by the Trust to Unitholders could be reduced materially or eliminated entirely.

       The Gas Purchase Agreement, and the amendments thereto, are filed as exhibits to this Form 10-K, and the foregoing summary of the material terms of such agreement is qualified in its entirety by reference to the terms of such agreement and amendments as set forth in such exhibits.

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

       Operating Agreement. Pursuant to the Operating Agreement, Phillips Petroleum, operates and maintains the Underlying Properties for the Company and the other working interest owners. As amended October 30, 1996, the Operating Agreement has a three year term and will be automatically renewed for additional one-year periods unless either party provides written notice to the other party of its desire to terminate the Operating Agreement before the end of the current calendar year. On December 27, 2000, Dominion Resources notified Phillips Petroleum that it was terminating the automatic one year extension of the agreement. As such, the current operating agreement will expire, unless agreed upon otherwise, on December 31, 2003. Upon not less than 30 days notice either Phillips Petroleum or the Company may terminate the Operating Agreement if: (i) the other party has committed a material breach of the Operating Agreement, unless such breach is cured in the manner specified in the Operating Agreement;
(ii) the other party files a petition for relief under federal or state bankruptcy laws, the other party's insolvency is determined by a final court proceeding, the other party's filing of a petition or application to accomplish such a result or for the appointment of a receiver or trustee for such party or for a substantial part of its assets or commencement of any proceedings relating to the other party under any other reorganization, arrangement, insolvency, adjustment of debt or liquidation law of any jurisdiction; provided, however, that if such proceeding is not commenced, the proceeding will not give rise to a right to terminate the Operating Agreement unless such party consents or such proceeding has not been finally dismissed within 90 days after its commencement; or (iii) after good faith negotiations Phillips Petroleum and the Company and the other working interest owners cannot agree on an annual operating plan or budget for any year.

       While the Operating Agreement is in effect, all of the production attributable to the Company Interests will be gathered, treated and processed by Phillips Petroleum pursuant to the Operating Agreement. Such production will be gathered at the wellhead and transported to the central delivery points in the gathering system for the Underlying Properties, which is owned by the Company and the other working interest owners.

       Under the terms of the Operating Agreement, Phillips Petroleum owes a duty to the Company and the other working interest owners to conduct the operations on the Underlying Properties in a good and workmanlike manner and following practices that (i) are engaged in or accepted by a significant portion of the natural gas production industry at the time the decision was made or (ii) in the exercise of reasonable judgment in light of the facts known at the time the decision was made would have been expected to accomplish the desired result at a reasonable cost consistent with reliability, safety, expeditiousness and protection of the environment. Phillips Petroleum has no direct contractual or fiduciary duty to protect the interests of the Trust or the Unitholders.

SALE AND ABANDONMENT OF UNDERLYING PROPERTIES

       The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2000, none of the wells included in the Underlying Properties had been plugged and abandoned.

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

DOMINION RESOURCES'S ASSURANCES

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

       The Trustee may, at any time after the 10th day following receipt by Dominion Resources of written notice from the Trustee that a Payment Obligation has not been paid when due, make demand of Dominion Resources for payment stating the amount due. Dominion Resources is obligated to cure any failure to pay the obligation within 10 days following receipt of the foregoing demand. After written request of the Unitholders owning of record not less than 25 percent of the Units then outstanding served upon the Trustee, and absent action by the Trustee within 10 days following receipt by the Trustee of such written request to enforce such obligations for the benefit of the Trust, such Unitholders may, acting as a single class and on behalf of the Trust, seek to enforce Dominion Resources's performance obligations.

       All of Dominion Resources's obligations will terminate upon: (i) the termination and cancellation of the Trust, (ii) the sale or other transfer by the Company of all or substantially all of the Company's interest in the Underlying Properties subject to the terms of the Trust Agreement and (iii) the sale or other transfer of a majority of Dominion Resources's direct or indirect equity ownership interest in the Company; provided that, with respect to clauses
(ii) and (iii) above, Dominion Resources's obligations will terminate only if:
(a) the transferee has a specified credit rating or the transferee together with an affiliate which guarantees the transferee's obligations has not less than a specified net worth or (b) the transferee is approved by the holders of a majority of the outstanding Units; and provided further, that in the case of clauses (ii) or (iii) above the transferee also unconditionally agrees in writing, in form and substance reasonably satisfactory to the Trustee, to assume Dominion Resources's remaining obligations under the Trust Agreement with respect to the assets transferred and under the Administrative Services Agreement.

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

                                                  PRICE
                                      -----------------------------     DISTRIBUTION
2000                                      HIGH             LOW            PER UNIT
                                      ------------     ------------     ------------
First Quarter ...................     $     12.875     $      10.25     $    .674578
Second Quarter ..................          14.4375           11.625          .605743
Third Quarter ...................            16.75            13.75          .657393
Fourth Quarter ..................          17.1575            14.25          .644157

1999
First Quarter ...................     $      16.00     $      14.25     $    .600258
Second Quarter ..................           15.875          14.6875          .567476
Third Quarter ...................            15.75            14.50          .600583
Fourth Quarter ..................          14.8125          10.3125          .694369

At March 1, 2001, there were 7,850,000 Units outstanding and approximately 1,573 Unitholders of record.

ITEM 6. SELECTED FINANCIAL DATA.


                                                                   YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------
                                          2000             1999             1998             1997             1996
                                      ------------     ------------     ------------     ------------     ------------
Royalty Income                        $ 20,874,519     $ 20,031,958     $ 22,849,760     $ 24,977,563     $ 26,013,428
Distributable Income                  $ 20,229,281     $ 19,385,356     $ 22,226,804     $ 24,338,026     $ 25,423,282
Distributable Income per Unit         $       2.58     $       2.47     $       2.83     $       3.10     $       3.24
Distributions per Unit                $       2.58     $       2.46     $       2.83     $       3.10     $       3.24
Total Assets, December 31             $ 65,691,406     $ 75,397,111     $ 85,645,529     $ 97,774,353     $109,761,403
Total corpus, December 31             $ 65,575,056     $ 75,273,180     $ 85,533,029     $ 97,670,701     $109,562,077

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

       The year 2000 marked the sixth full year of the existence of the Trust. The Trust received royalty income amounting to $20,874,519 during the year ended December 31, 2000 compared to $20,031,958 for 1999 and $22,849,760 for 1998. The
royalty income received by the Trust was net of the Royalty Interests' allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 2000 remained relatively stable at $725,420 compared to $703,308 for 1999 and $699,832 for 1998. Distributable income for the year ended December 31, 2000 was $20,229,281, or $2.58 per Unit, compared to $19,385,356, or $2.47 per Unit, for 1999 and $22,226,804, or $2.83 per Unit, for
1998.

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

       Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2000, 1999 and 1998, was based on production volumes and natural gas prices for the periods from October 1, 1999 to September 30, 2000, October 1, 1998 through September 30, 1999 and October 1, 1997 to September 30, 1998, respectively.

       The following table sets forth the production volumes attributable to the Trust's Royalty Interests and the average sales Price and Index Price for such production for the periods indicated.

                                                            FOR 12 MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------------------
                                                        2000              1999              1998
                                                      --------          --------          --------
Production (Bcf)(1)                                      8.351             9.482            10.588

Production (MMBtu)(2)                                    8.267             9.391            10.494

Average Contract Price Received ($/MMBtu)             $   2.52          $   2.24          $   2.29

Average Index Price ($/MMBtu)                         $   3.86          $   2.25          $   2.35

(1) Billion cubic feet of natural gas.

(2) Trillion British Thermal Units.

----------

       The information in this Form 10-K concerning production and prices relating to the Royalty Interests is based on information prepared and furnished by the Company to the Trustee. The Trustee has no control over and no responsibility relating to the operation of or accounting for the Underlying Properties.

       El Paso (as successor to Sonat Marketing) is required under the Gas Purchase Agreement to purchase the gas produced from the Underlying Properties for as long as reserves on the Underlying Properties produce natural gas. Under the agreement, Sonat Marketing was, in past years, obligated to purchase up to a specified monthly base quantity of gas (the "Index Price Quantity") for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000 the price paid on Index Price Quantities was subject to a minimum price of $2.20 and a maximum price of $2.82. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 1998, the price paid for such gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. Effective January 1, 1999 through December 31, 2000, the price paid gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The "Index Price," which is determined on a monthly basis, is Southern Natural Gas Company's posted index price for deliveries of gas in Louisiana.

       The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2000, 1999, 1998 and 1997, by independent petroleum engineers. The reserve quantities of 56.8 Bcf for 2000 compared to 69.2 Bcf for 1999 compared to 74.7 Bcf for 1998, and 94.5 Bcf for 1997 reflect a decline in reserves between 1999 and 2000 as a result of production. See "Financial Statements and Supplementary Data --Notes to Financial Statements-- Note 8."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

Unit Holders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee:

We have audited the accompanying statements of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the "Trust") as of December 31, 2000 and 1999, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, these statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2000 and 1999, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2000, on the basis of accounting described in Note 2.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 7, 2001

                     DOMINION RESOURCES BLACK WARRIOR TRUST

                              FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                               December 31,
                                                                       -----------------------------
                                                                           2000             1999
                                                                       ------------     ------------
                                ASSETS
Cash  and cash equivalents .......................................     $     78,170     $    124,159
Royalty interests in gas properties (less accumulated
    amortization of $90,204,264 and $80,544,548, respectively) ...       65,613,236       75,272,952
                                                                       ------------     ------------
        Total Assets .............................................     $ 65,691,406     $ 75,397,111
                                                                       ============     ============
                     LIABILITIES AND TRUST CORPUS
Trust expenses payable ...........................................     $    116,350     $    123,931
Trust corpus (7,850,000 units of beneficial interest
    authorized, issued and outstanding) ..........................       65,575,056       75,273,180
                                                                       ------------     ------------
        Total Liabilities and Trust Corpus .......................     $ 65,691,406     $ 75,397,111
                                                                       ============     ============

STATEMENTS OF DISTRIBUTABLE INCOME

                                                                              Year Ended December 31,
                                                                 ------------------------------------------------
                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
Royalty income .............................................     $ 20,874,519      $ 20,031,958      $ 22,849,760
Interest income ............................................           80,182            76,876            56,706
                                                                 ------------      ------------      ------------
                                                                   20,954,701        20,088,664        22,926,636
General and administrative expenses ........................         (725,420)         (703,308)         (699,832)
                                                                 ------------      ------------      ------------
Distributable income .......................................     $ 20,229,281      $ 19,385,356      $ 22,226,804
                                                                 ============      ============      ============
Distributable income per unit (7,850,000 units) ............     $       2.58      $       2.47      $       2.83
                                                                 ============      ============      ============
Distributions per unit .....................................     $       2.58      $       2.46      $       2.83
                                                                 ============      ============      ============

STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                             Year Ended December 31,
                                                                 ------------------------------------------------
                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
Trust corpus, beginning of period ..........................     $ 75,273,180      $ 85,533,029      $ 97,670,701
Amortization of royalty interests ..........................       (9,659,716)      (10,313,122)      (12,133,848)
Distributable income .......................................       20,229,281        19,385,356        22,226,804
Distributions to Unitholders ...............................      (20,267,689)      (19,332,083)      (22,230,628)
                                                                 ------------      ------------      ------------
Trust corpus, end of period ................................     $ 65,575,056      $ 75,273,180      $ 85,533,029
                                                                 ============      ============      ============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

New Accounting Standards

       The Financial Accounting Standards Board ("FASB") issued, in June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments. These standards were effective for the Trust January 1, 2001. The Trustee does not believe the adoption of these standards has had or will have an impact on the financial statements of the Trust.

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

       Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided Section 29 tax credit information related to Trust Properties by Dominion Resources, which is then passed along to the Unitholders. In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that FERC's certification authority expired (so that obtaining the requisite determination of any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of Appeals. On December 23, 1999, a petition was filed with the FERC by a coalition of energy producers seeking reinstatement of the certification process. FERC issued a Final Rule on July 14, 2000, amending its regulations to reinstate provisions for well category determinations under section 503 of the Natural Gas Policy Act of 1978 for section 29 tax credits. The Final Rule extends the provisions to all wells spudded before January 1, 1993, and recompletions both before and after that date that qualify for the section 29 tax credit. The Final Rule also provides for the designation of new tight formations. The Final Rule became effective on September 25, 2000. The ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated Section 29 credits could be in question with respect to any uncertificated wells. In some cases the extent to which production from the various coal seam gas wells in which the Trust holds an interest would qualify for the Section 29 credit under the standards applied in the appealed case is unclear, and the Trustee has requested that Dominion Resources provide clarification and an assessment of the effects of the foregoing, if any, on the Trust and its Unitholders. Pending such clarification and assessment, or further developments, or both, however, the availability of Section 29 credits to Unitholders in respect of some portion of the Trust's coal seam gas production could be subject to debate and challenge.

4.   RELATED PARTY TRANSACTIONS

       Dominion Resources provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994. During 2000 this fee was $369,813 and will increase annually by three percent. Aggregate fees paid by the Trust to Dominion Resources in 2000, 1999, and 1998 were $369,813, $352,817 and $342,515, respectively.

       Aggregate fees and expense reimbursements paid by the Trust to the trustees in 2000, 1999, and 1998 were $35,821, $34,778 and $33,765, respectively.

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

6.   SUBSEQUENT EVENTS

       Subsequent to December 31, 1999, the Trust declared and paid the following distribution:

       QUARTERLY                                                      DISTRIBUTION
      RECORD DATE                      PAYMENT DATE                     PER UNIT
      -----------                      ------------                   ------------

     March 1, 2001                    March 9, 2001                     $.623899

       The trustee has estimated the Section 29 tax credit associated with the March 1, 2001 quarterly distribution to be $.24 per unit (unaudited).

7.   QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2000 and 1999 (in thousands, except per Unit amounts):

                                         ROYALTY      DISTRIBUTABLE     DISTRIBUTABLE
CALENDAR QUARTER                         INCOME           INCOME       INCOME PER UNIT
----------------                      ------------    -------------    ---------------

2000
     First ......................     $      5,414     $      5,202     $        .66
     Second .....................            4,964            4,816              .61
     Third ......................            5,289            5,161              .66
     Fourth .....................            5,208            5,050              .65
                                      ------------     ------------     ------------
                                      $     20,875     $     20,229     $       2.58
                                      ============     ============     ============

1999
     First ......................     $      4,859     $      4,672     $        .60
     Second .....................            4,660            4,446              .57
     Third ......................            4,901            4,782              .60
     Fourth .....................            5,612            5,485              .70
                                      ------------     ------------     ------------
                                      $     20,032     $     19,385     $       2.47
                                      ============     ============     ============

     Selected 2000 fourth quarter data are as follows (in thousands, except per Unit amounts):

                    Royalty income .............................     $    5,208
                    Interest income ............................             19
                    General and administrative expenses ........           (177)
                                                                     ----------
                    Distributable income .......................     $    5,050
                                                                     ==========
                    Distributable income per Unit ..............     $      .65
                                                                     ==========
                    Distributions per Unit .....................     $      .65
                                                                     ==========

         Due to significant revisions in estimate of reserve quantities (see
Note 8), estimated amortization of royalty interests was increased by approximately $.6 million, $2 million and $1.2 million during the fourth quarters of 2000, 1999, and 1998, respectively. These adjustments did not have an impact on the Trust's distributable income.

8.   SUPPLEMENTAL GAS DISCLOSURE (UNAUDITED)

         The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2000, 1999 and 1998 and January 1, 1998 by independent petroleum engineers.

         In accordance with Statement of Financial Accounting Standards No. 69, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and end-of-period natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The prices for December 31, 2000, 1999 and 1998 and January 1, 1998 were $9.796, $2.16, $2.12, and $2.55 per Mcf, respectively, including the effect of the Gas Purchase Agreement (see Note 9).

         Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the original estimates.

         The reserve estimates for the Royalty Interests are based on a percentage share of the Company's Gross Proceeds payable to the Trust of 65 percent.

          Proved developed reserves at January 1, 1998 ..........         94,466
                   Revisions of previous estimates ..............         (9,458)
                   Production ...................................        (10,329)
                                                                      ----------
          Proved developed reserves at December 31, 1998 ........         74,679
                   Revisions of previous estimates ..............          3,687
                   Production ...................................         (9,186)
                                                                      ----------
          Proved developed reserves at December 31, 1999 ........         69,180
                   Revisions of previous estimates ..............         (4,371)
                   Production ...................................         (8,041)
                                                                      ----------
          Proved developed reserves at December 31, 2000 ........         56,768
                                                                      ==========

         All proved reserve estimates presented above at December 31, 2000, 1999 and 1998 and January 1, 1998 are proved developed.

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

         The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2000, 1999 and 1998 relating to the Trust's Royalty Interests (thousands of dollars):

                                                                2000              1999              1998
                                                            ------------      ------------      ------------
Future cash inflows ...................................     $    523,243      $    149,364      $    158,122
Future taxes ..........................................          (31,395)           (8,962)           (9,487)
                                                            ------------      ------------      ------------
Future net cash flows .................................          491,848           140,402           148,635
10% annual discount for estimated timing
      of cash flow ....................................         (220,798)          (57,863)          (59,703)
                                                            ------------      ------------      ------------
Standardized measure of discounted
      future net cash flows ...........................     $    271,050      $     82,539      $     88,932
                                                            ============      ============      ============

         Future cash flows do not include Section 29 tax credits which in the aggregate are estimated to be approximately $14,250,361 having a discounted present value (assuming a 10% discounted rate) of approximately $13,025,978 at December 31, 2000.

         The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the period ended December 31, 2000, 1999 and 1998 (thousands of dollars):

                                                 2000              1999              1998
                                             ------------      ------------      ------------
Balance at beginning of period .........     $     82,539      $     88,932      $    128,924
Increase (decrease) due to:
     Royalty income, net of taxes ......          (21,470)          (21,493)          (21,722)
     Changes in prices .................          207,402             1,534           (16,723)
     Changes in estimated volumes ......           (5,675)            4,673           (14,439)
     Accretion of discount .............            8,254             8,893            12,892
                                             ------------      ------------      ------------
Balance at December 31 .................     $    271,050      $     82,539      $     88,932
                                             ============      ============      ============

       As of February 28, 2001, published natural gas prices were approximately $5.17 per MMBtu as compared to prices utilized in the Trust's calculation of its year end standardized measure of discounted future net cash flow. The use of prices currently being received would result in a lower standardized measure of discounted future net cash flows.

9.   GAS PURCHASE AGREEMENT

       El Paso Merchant Energy-Gas, L.P. ("El Paso"), as successor to Sonat Marketing Company ("Sonat Marketing") is required under a gas purchase agreement to purchase the gas produced from the Underlying Properties for as long as reserves on the Underlying Properties produce natural gas. Under the agreement, Sonat Marketing was, in past years, obligated to purchase up to a specified monthly base quantity (the "Index Price Quantity") of gas for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000 the price paid on Index Price Quantities was subject to a minimum price of $2.20 and a maximum price of $2.82. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 1998, the price paid for such gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. Effective January 1, 1999 through December 31, 2000, the price paid gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The "Index Price," which is determined on a monthly basis, is Southern Natural Gas Company's posted index price for deliveries of gas in Louisiana. The Company has advised the Trust that at the end of the primary term or any extensions thereof, El Paso will be obligated to purchase the Subject Gas at the Index Price until such time as the Company and El Paso negotiate a different price, and that the Company will have the ability to obtain an offer to purchase the Subject Gas from another purchaser and terminate the Gas Purchase Agreement if El Paso does not match such offer.

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

       Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $35,821, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate which is currently $120 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000 which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2000, the Trustee and the Delaware Trustee received total compensation of $35,821 and $5,000, respectively.

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

     Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2001, neither Bank of America, N.A., the Trustee, nor Mellon Bank (DE) National Association, the Delaware Trustee, beneficially owned any Units.

     Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ADMINISTRATIVE SERVICES AGREEMENT

     Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee, payable in equal quarterly installments, is currently $35,821 and will increase annually by three percent.

     A copy of the Administrative Services Agreement is filed as an exhibit to this Form 10-K. The foregoing summary of the material provisions of the Administrative Services Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all the provisions of the Administrative Services Agreement.

DOMINION RESOURCES'S CONDITIONAL RIGHT OF REPURCHASE

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

     Sale or abandonment of Underlying Properties may terminate assurances. The Company Interests Owner's interests may conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. The Company Interests Owner has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and may abandon a well or lease included in the Underlying Properties if such well or lease is not capable of producing in commercial quantities, determined before giving effect to the Royalty Interests. Under certain circumstances, a sale or abandonment will effectively terminate Dominion Resources's assurances of the Company Interests Owner's obligation to the Trust with respect to the Underlying Properties sold or abandoned. Such sales or abandonment may not be in the best interest of the Trust or the Unitholders.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1.  Financial Statements (included in Item 8 of this report)

          Independent Auditors' Report

          Statements of Assets, Liabilities and Trust Corpus as of December 31, 2000 and 1999

          Statements of Distributable Income for the years ended December 31, 2000, 1999, and 1998

          Statements of Changes in Trust Corpus for the years ended December 31, 2000, 1999, and 1998

          Notes to Financial Statements

     2.  Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

     3.  Exhibits


EXHIBIT
NUMBER                                    EXHIBIT

 3.1  --       Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin,
               Inc., Dominion Resources, Inc., Mellon Bank (DE) National
               Association and NationsBank, N.A. (as successor to NationsBank of
               Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.'s
               Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

 3.2  --       First Amendment of Trust Agreement of Dominion Resources Black
               Warrior Trust dated as of June 27, 1994, by and among Dominion
               Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank
               (DE) National Association and NationsBank, N.A. (as successor to
               NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the
               Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1  --       Overriding Royalty Conveyance dated as of June 28, 1994, from
               Dominion Black Warrior Basin, Inc. to Dominion Resources Black
               Warrior Trust (filed as Exhibit 10.1 to the Registrant's Form
               10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2  --       Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black
               Warrior Trust (filed as Exhibit 10.2 to the Registrant's Form
               10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3  --       Amendment to and Ratification of Overriding Royalty Conveyance
               dated as of November 20, 1994, among Dominion Black Warrior
               Basin, Inc., NationsBank, N.A. (as successor to NationsBank of
               Texas, N.A.), and Mellon Bank (DE) National Association (filed as
               Exhibit 10.3 to the Registrant's Form 10-K for the year ended
               December 31, 1994 and incorporated herein by reference).

10.4  --       Gas Purchase Agreement, dated as of May 3, 1994, between Sonat
               Marketing and the Company (filed as Exhibit 10.2 to Dominion
               Resources, Inc.'s Registration Statement* on Form S-3 (No.
               33-53513), and incorporated herein by reference).

10.5  --       Amendment to Gas Purchase Agreement dated May 16, 1996, between
               Sonat Marketing and the Company (filed as Exhibit 10.1 to the
               Registrant's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6  --       Amendment to Gas Purchase Agreement dated April 9, 1998, between
               Sonat Marketing and the Company (filed as Exhibit 10.6 to the
               Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7  --       Amendment to Gas Purchase Agreement dated July 1, 1999, between
               Sonat Marketing and the Company (filed as Exhibit 10.7 to the
               Registrant's Form 10-K for the year ended December 31, 1999).

10.8  --       Amendment to Gas Purchase Agreement dated July 1, 2000, between
               El Paso Merchant Energy-Gas, L.P., as successor to Sonat
               Marketing Company, and the Company (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 2000).

23.1  --       Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

99.1  --       Summary of Reserve Report, dated March 28, 2001, on the
               estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2001, prepared by Ralph E.
               Davis & Associates Petroleum Engineers, independent petroleum engineers.

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


                                   DOMINION RESOURCES BLACK WARRIOR TRUST


                                   By: BANK OF AMERICA, N.A., TRUSTEE


                                   By: /s/ RON E. HOOPER
                                       ----------------------------------------
                                        RON E. HOOPER
                                        SENIOR VICE PRESIDENT AND ADMINISTRATOR


Date: March 30, 2001


            (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 3.1  --       Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin,
               Inc., Dominion Resources, Inc., Mellon Bank (DE) National
               Association and NationsBank, N.A. (as successor to NationsBank of
               Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.'s
               Registration Statement* on Form S-3 (No. 33-53513), and
               incorporated herein by reference).

 3.2  --       First Amendment of Trust Agreement of Dominion Resources Black
               Warrior Trust dated as of June 27, 1994, by and among Dominion
               Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank
               (DE) National Association and NationsBank, N.A. (as successor to
               NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the
               Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1  --       Overriding Royalty Conveyance dated as of June 28, 1994, from
               Dominion Black Warrior Basin, Inc. to Dominion Resources Black
               Warrior Trust (filed as Exhibit 10.1 to the Registrant's Form
               10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2  --       Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black
               Warrior Trust (filed as Exhibit 10.2 to the Registrant's Form
               10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3  --       Amendment to and Ratification of Overriding Royalty Conveyance
               dated as of November 20, 1994, among Dominion Black Warrior
               Basin, Inc., NationsBank, N.A. (as successor to NationsBank of
               Texas, N.A.), and Mellon Bank (DE) National Association (filed as
               Exhibit 10.3 to the Registrant's Form 10-K for the year ended
               December 31, 1994 and incorporated herein by reference).

10.4  --       Gas Purchase Agreement, dated as of May 3, 1994, between Sonat
               Marketing and the Company (filed as Exhibit 10.2 to Dominion
               Resources, Inc.'s Registration Statement* on Form S-3 (No.
               33-53513), and incorporated herein by reference).

10.5  --       Amendment to Gas Purchase Agreement dated May 16, 1996, between
               Sonat Marketing and the Company (filed as Exhibit 10.1 to the
               Registrant's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6  --       Amendment to Gas Purchase Agreement dated April 9, 1998, between
               Sonat Marketing and the Company (filed as Exhibit 10.6 to the
               Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

10.7  --       Amendment to Gas Purchase Agreement dated July 1, 1999, between
               Sonat Marketing and the Company (filed as Exhibit 10.7 to the
               Registrant's Form 10-K for the year ended December 31, 1999).

10.8  --       Amendment to Gas Purchase Agreement dated July 1, 2000, between
               El Paso Merchant Energy-Gas, L.P., as successor to Sonat
               Marketing Company, and the Company (filed as an exhibit to the
               Registrant's Form 10-Q for the quarter ended September 30, 2000).

23.1  --       Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

99.1  --       Summary of Reserve Report, dated March 28, 2001, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
               Interests as of January 1, 2001, prepared by Ralph E. Davis &
               Associates Petroleum Engineers, independent petroleum engineers.

----------

* On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust