Form 10-Q
period 2001-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2001-05-10
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001

                                       or

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

         Number of units of beneficial interest outstanding at May 1, 2001:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

        The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2000, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2001, the distributable income for the three-month periods ended March 31, 2001 and 2000 and the changes in trust corpus for the three-month periods ended March 31, 2001 and 2000, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

        The condensed financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

Unit Holders
Dominion Resources Black Warrior Trust
  and Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Dominion Resources Black Warrior Trust as of March 31, 2001, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2000, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 7, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2000, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 4, 2001

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

--------------------------------------------------------------------------------



                                             March 31, 2001   December 31, 2000
                                             --------------   -----------------
                                               (unaudited)
ASSETS

Cash and cash equivalents                    $       75,616   $          78,170
Royalty interests in
  gas properties (less accumulated
  amortization of $92,395,836
  at March 31, 2001 and $90,204,264
  at December 31, 2000)                          63,421,664          65,613,236
                                             --------------   -----------------

TOTAL ASSETS                                 $   63,497,280   $      65,691,406
                                             ==============   =================


LIABILITIES AND TRUST CORPUS

Trust administration expenses payable        $      161,254   $         116,350

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                             63,336,026          65,575,056
                                             --------------   -----------------

TOTAL LIABILITIES
         AND TRUST CORPUS                    $   63,497,280   $      65,691,406
                                             ==============   =================

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                                For               For
                                             the Three         the Three
                                           Months Ended      Months Ended
                                          March 31, 2001    March 31, 2000
                                          --------------    --------------
Royalty income                            $    5,080,753    $    5,413,907
Interest income                                   15,751            19,419
                                          --------------    --------------
                                               5,096,504         5,433,326

General and administrative
        expenses                                (246,355)         (231,826)
                                          --------------    --------------
Distributable income                      $    4,850,149    $    5,201,500
                                          ==============    ==============

Distributable income
        per unit (7,850,000 units)        $          .62    $          .66
                                          ==============    ==============


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------



                                                     For               For
                                                  the Three         the Three
                                                 Months Ended      Months Ended
                                                March 31, 2001    March 31, 2000
                                                --------------    --------------
Trust corpus, beginning of period               $   65,575,056    $   75,273,180
Amortization of royalty interests                   (2,191,572)       (2,406,967)
Distributable income                                 4,850,149         5,201,500
Distributions to unitholders                        (4,897,607)       (5,295,438)
                                                --------------    --------------
Trust corpus, end of period                     $   63,336,026    $   72,772,275
                                                ==============    ==============


Distributions per unit (7,850,000 units)        $          .62    $          .67
                                                ==============    ==============


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

January 1, 1993, and recompletions both before and after that date that qualify for the section 29 tax credit. The Final Rule also provides for the designation of new tight formations. The Final Rule became effective on September 25, 2000. Although the ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated Section 29 credits could be in question with respect to any uncertified wells, Dominion Resources has verified that all its wells have been certified by the FERC.

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

        Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided Section 29 tax credit information related to Trust Properties by Dominion Resources, which is then passed along to the Unitholders. In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that the FERC's certification authority expired (so that obtaining the requisite determination for any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of Appeals. On December 23, 1999, a petition was filed with the FERC by a coalition of energy producers seeking reinstatement of the certification process. FERC issued a Final Rule on July 14, 2000, amending its regulations to reinstate provisions for well category determinations under section 503 of the Natural Gas Policy Act of 1978 for section 29 credits. The Final Rule extends the provisions to all wells spudded before January 1, 1993, and recompletions both before and after that date that qualify for the section 29 tax credit. The Final Rule also provides for the designation of new tight formations. The Final Rule became effective on September 25, 2000. Although the ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated Section 29 credits could be in question with respect to any uncertified wells, Dominion Resources has verified that all its wells have been certified by the FERC.

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

Three Month Period Ended March 31, 2001 Compared to Three Month Period Ended March 31, 2000

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

        The Trust received royalty income amounting to $5,080,753 during the first quarter of 2001 compared to $5,413,907 during the first quarter of 2000. This revenue was derived from the receipt of cash on production of 1,896 Mmcf at an average price received of $ 2.68 per mcf after deducting production taxes of $309,797 compared to 2,205 Mmcf with an average price of $2.46 per mcf after deducting production taxes of $326,595 in the first quarter of 2000. For the three-month period ended March 31, 2001, the Trust was positively impacted by the increase in natural gas prices which was more than offset by the decline in production as compared with the three month period ending March 31, 2000. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributable to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

        Administrative expenses during the first quarter of 2001 amounted to $246,355 compared to $231,826 in the first quarter of 2000. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period.

        Distributable income for the first quarter of 2001 was $4,850,149, or $.62 per Unit, compared to distributable income for the first quarter of 2000 of $5,201,500, or $.66 per Unit. The Trust made a distribution on March 9, 2001 of $.623899 per Unit compared to a distribution of $.674578 per Unit made during the first quarter of 2000.


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

            None

        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOMINION RESOURCES BLACK WARRIOR TRUST

                                        By:    BANK OF AMERICA, N.A., TRUSTEE



                                        By:    /s/ Ron E. Hooper
                                               ---------------------------------
                                               Ron E. Hooper
                                               Senior Vice President


Date: May 10, 2001

               (The Trust has no directors or executive officers.)