Form 10-Q
period 2001-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2001-08-10
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X]               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001

                                       or

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

         Number of units of beneficial interest outstanding at August 1, 2001:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

        The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2000, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2001, the distributable income for the three- month and six-month periods ended June 30, 2001 and 2000 and the changes in trust corpus for the six-month periods ended June 30, 2001 and 2000, have been included. The distributable income for the three and six months ended June 30, 2001 are not necessarily indicative of the distributable income for the full year.

        The condensed financial statements as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 2001, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2001 and 2000 and changes in trust corpus for the six-month periods ended June 30, 2001 and 2000. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2000, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 7, 2001,we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2000, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
August 7, 2001

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS


                                            June 30, 2001    December 31, 2000
                                            -------------    -----------------
                                             (Unaudited)
ASSETS
Cash and cash equivalents                    $     12,949         $     78,170
Royalty interests in
  gas properties (less accumulated
  amortization of $94,385,820
  at June 30, 2001 and
  $90,204,264 at
  December 31, 2000)                           61,431,680           65,613,236
                                             ------------         ------------
TOTAL ASSETS                                 $ 61,444,629         $ 65,691,406
                                             ============         ============
LIABILITIES AND TRUST
CORPUS
Trust administration expenses
payable                                      $    112,438         $    116,350
Trust corpus -
7,850,000 units of
beneficial interest
authorized, issued and
outstanding                                    61,332,191           65,575,056
                                             ------------         ------------
TOTAL LIABILITIES
AND TRUST CORPUS                             $ 61,444,629         $ 65,691,406
                                             ============         ============

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                                 For               For
                                               the Three         the Three
                                             Months Ended      Months Ended
                                            June 30, 2001     June 30, 2000
                                            -------------     -------------

Royalty income                               $  8,805,298      $  4,964,432
Interest income                                    19,789            19,731
                                             ------------      ------------
                                                8,825,087         4,984,163

General and administrative
        expenses                                 (215,303)         (168,303)
                                             ------------      ------------
Distributable income                         $  8,609,784      $  4,815,860
                                             ============      ============

Distributable income
        per unit (7,850,000 units)           $       1.10      $        .61
                                             ============      ============


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                                 For               For
                                               the Six           the Six
                                             Months Ended      Months Ended
                                            June 30, 2001     June 30, 2000
                                            -------------     -------------

Royalty income                               $ 13,886,051      $ 10,378,339
Interest income                                    35,540            39,150
                                             ------------      ------------
                                               13,921,591        10,417,489

General and administrative expenses              (461,658)         (400,129)
                                             ------------      ------------
Distributable income                         $ 13,459,933      $ 10,017,360
                                             ============      ============

Distributable income per unit
        (7,850,000 units)                    $       1.71      $       1.28
                                             ============      ============


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


                                                     For               For
                                                   the Six           the Six
                                                 Months Ended      Months Ended
                                                June 30, 2001     June 30, 2000
                                                -------------     -------------

Trust corpus, beginning of period                $ 65,575,056      $ 75,273,180
Amortization of royalty interests                  (4,181,556)       (4,701,286)
Distributable income                               13,459,933        10,017,360
Distributions to Unitholders                      (13,521,242)      (10,050,520)
                                                 ------------      ------------
Trust corpus, end of period                      $ 61,332,191      $ 70,538,734
                                                 ============      ============
Distributions per unit (7,850,000 units)         $       1.72      $       1.28
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

        Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided Section 29 tax credit information related to Trust Properties by Dominion Resources, which is then passed along to the Unitholders. In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that the FERC's certification authority expired (so that obtaining the requisite determination for any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of Appeals. On December 23, 1999, a petition was filed with the FERC by a coalition of energy producers seeking reinstatement of the certification process. FERC issued a Final Rule on July 14, 2000, amending its regulations to reinstate provisions for well category determinations under section 503 of the Natural Gas Policy Act of 1978 for section 29 tax credits. The Final Rule extends the provisions to all wells spudded before January 1, 1993, and recompletions both before and after the date that qualify for the section 29 tax credit. The Final Rule also provides for the designation of new tight formations. The Final Rule became effective on September 25, 2000. Although the ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated
Section 29 credits could be in question with respect to any uncertified wells, Dominion Resources has verified that all its wells have been certified by the FERC.

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

Three and Six Months Ended June 30, 2001 Compared To Three and Six Months Ended June 30, 2000

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

        The Trust received royalty income amounting to $8,805,298 during the second quarter of 2001 compared to $4,964,432 during the second quarter of 2000. This revenue was derived from the receipt of cash on production of 1,722 Mmcf at an average price received of $5.11 per mcf after deducting production taxes of $571,622 compared to 2,109 Mmcf with an average price of $2.35 per mcf after deducting production taxes of $293,868 in the second quarter of 2000. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Company or the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Royalty income for the six months ended June 30, 2001 was $13,886,051 as compared to $10,378,339 for the same period in 2000. This revenue was derived from the receipt of cash on production of 3,618 Mmcf at an average price received of $3.84 per mcf after deducting production taxes of $881,417, compared to 4,314 Mmcf at an average price received of $2.40 per mcf after deducting production taxes of $620,463 for the same period in 2000.

        Interest income during the second quarter of 2001 amounted to $19,789, which is comparable to $19,731 for the same period in 2000. Interest income for the six months ended June 30, 2001 was $35,540 compared to $39,150 for the comparable period in 2000. This difference is a result of the lower interest rates.

        Administrative expenses during the second quarter of 2001 amounted to $215,303 compared to $168,303 in the same period in 2000. Administrative expenses for the six months ended June 30, 2001 were $461,658 as compared to $400,129 for the same period in 2000. For each of these periods, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during these periods.

        Distributable income for the second quarter of 2001 was $8,609,784, or $1.10 per Unit, compared to distributable income for the second quarter of 2000 of $4,815,860, or $.61 per Unit. Distributable income for the six months ended June 30, 2001 was $13,459,933 as compared to $10,017,360 for the same period in 2000. The Trust made a distribution on June 8, 2001 of $1.098552 per Unit compared to a distribution of $.605743 per Unit made during the second quarter of 2000.

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


Date:  August 10, 2001

               (The Trust has no directors or executive officers.)