Form 10-Q
period 2001-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2001-11-09
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001

                                       or

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

         Number of units of beneficial interest outstanding at October 31, 2001:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2000, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2001, the distributable income for the three-month and nine-month periods ended September 30, 2001 and 2000 and the changes in trust corpus for the nine-month periods ended September 30, 2001 and 2000, have been included. The distributable income for the three and nine months ended September 30, 2001 are not necessarily indicative of the distributable income for the full year.

         The condensed financial statements as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

        Unit Holders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 2001, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2001 and 2000, and changes in trust corpus for the nine-month periods ended September 30, 2001 and 2000. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
October 31, 2001

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

--------------------------------------------------------------------------------



                                               September 30, 2001            December 31, 2000
                                               ------------------            -----------------
                                                  (Unaudited)
ASSETS
Cash and cash equivalents                          $    79,243                  $    78,170
Royalty interests in
  gas properties (less accumulated
  amortization of $96,323,045
  at September 30, 2001 and $90,204,264 at
  December 31, 2000)                               $59,494,455                  $65,613,236
                                                   -----------                  -----------

TOTAL ASSETS                                       $59,573,698                  $65,691,406
                                                   ===========                  ===========


LIABILITIES AND TRUST CORPUS

Trust administration expenses payable              $   112,252                  $   116,350

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                               $59,461,446                  $65,575,056
                                                   -----------                  -----------

TOTAL LIABILITIES
         AND TRUST CORPUS                          $59,573,698                  $65,691,406
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

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------



                                           For                     For
                                         the Three              the Three
                                       Months Ended           Months Ended
                                    September 30, 2001     September 30, 2000
                                    ------------------     ------------------
Royalty income                          $ 6,981,748           $ 5,289,292

Interest income                              14,155                21,242
                                        -----------           -----------
                                          6,995,903             5,310,534

General and administrative
      expenses                             (174,592)             (149,679)
                                        -----------           -----------
Distributable income                    $ 6,821,311           $ 5,160,855
                                        ===========           ===========

Distributable income
per unit (7,850,000 units)              $       .87           $       .65
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

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------



                                              For                   For
                                           the Nine              the Nine
                                         Months Ended          Months Ended
                                      September 30, 2001    September 30, 2000
                                      ------------------    ------------------
Royalty income                            $ 20,867,799         $ 15,667,631

Interest income                                 49,695               60,392
                                          ------------         ------------
                                            20,917,494           15,728,023

General and administrative
        expenses                          $   (636,250)            (549,807)
                                          ------------         ------------
Distributable income                      $ 20,281,244         $ 15,178,216
                                          ============         ============

Distributable income
        per unit (7,850,000 units)        $       2.58         $       1.93
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

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------



                                              For                     For
                                           the Nine                the Nine
                                         Months Ended            Months Ended
                                      September 30, 2001      September 30, 2000
                                      ------------------      ------------------
Trust corpus, beginning of period        $ 65,575,056           $ 75,273,180
Amortization of royalty interests          (6,118,781)            (6,939,349)
Distributable income                       20,281,244             15,178,216
Distributions to unitholders              (20,276,073)           (15,211,056)
                                         ------------           ------------
Trust corpus, end of period              $ 59,461,446           $ 68,300,991
                                         ============           ============


Distributions per unit
  (7,850,000 units)                      $       2.58           $       1.93
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

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

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

         The Trust received royalty income amounting to $6,981,748 during the third quarter of 2001 compared to $5,289,292 during the third quarter of 2000. This revenue was derived from the receipt of cash on production of 1,676 Mmcf at an average price received of $4.17 per mcf after deducting production taxes of $465,389 compared to 2,057 Mmcf with an average price of $2.57 per mcf after deducting production taxes of $320,454 in the third quarter of 2000. Royalty income for the nine months ended September 30, 2001 was $20,867,799 as compared to $15,667,631 for the same period in 2000. This revenue was derived from the receipt of cash on production of 5,294 Mmcf at an average price received of $3.94 per mcf after deducting production taxes of $1,346,808 compared to 6,370 Mmcf at an average price of $2.46 per mcf after deducting production taxes of $940,916 for the nine months ended September 30, 2000. For the three-month and nine-month periods ended September 30, 2001, the trust was negatively impacted by a decrease in production. Such decrease was offset by an increase in natural gas prices. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production is attributed to normal depletion of existing available resources. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

        Interest income during the third quarter of 2001 amounted to $14,155 as compared to $21,242 for the comparable period in 2000. Interest income during the nine months ended September 30, 2001 amounted to $49,695 as compared to $60,392 for the comparable period in 2000. These differences are primarily a result of interest rates for short term investments dropping significantly.

         Administrative expenses during the third quarter of 2001 amounted to $174,592 compared to $149,679 in the comparable period in 2000. This increase in administrative expenses in the third quarter was caused by an increase in the fees charged by Dominion Resources Inc. and the Trustee in accordance with the Trust Agreement. These expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period. Administrative expenses for the nine months ended September 30, 2001 amounted to $636,250 compared to $549,807 for the same period in 2000.

         Distributable income for the third quarter of 2001 was $6,821,311, or $.87 per Unit, compared to distributable income for the third quarter of 2000 of $5,160,855, or $.65 per Unit. Distributable income for the nine months ended September 30, 2001 was $20,281,244, or $2.58 per Unit, compared to $15,178,216 or, $1.93 per Unit, for the same period in 2000. The Trust made a distribution on September 7 of $.860488 per Unit compared to a distribution of $.657393 per Unit made during the third quarter of 2000.

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

Item 5. Other Events

         As more fully described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000, El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company ("El Paso"), and the Company are parties to a gas purchase agreement (the "Gas Purchase Agreement"), pursuant to which El Paso is required to purchase the gas produced from the Underlying Properties for as long as the Underlying Properties produce natural gas. On July 1, 2001, El Paso and the Company entered into an amendment to the Gas Purchase Agreement (the "July 2001 Amendment").

         Under the Gas Purchase Agreement as now in effect, the price payable by El Paso for each MMBtu of a specified base quantity of gas purchased during each month commencing on January 1, 2001, is divided into three categories, a Fixed Price Quantity, an index price quantity subject to a floor and ceiling price (the "Collared Index Quantity") and an index price quantity not subject to a floor and ceiling price (the "Non-Collared Index Quantity"). The price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly Fixed Price Quantity is $3.97 per MMBtu. The price payable by El Paso for each MMBtu of Non-Collared Index Quantity is the sum of (a) the price published in the price table dated the first (1st) day of the applicable month by Inside F.E.R.C.'s Gas Market Report for "Prices of Spot Gas Delivered to Pipelines" "Southern Natural Gas Co." "Louisiana" "Index" and (b) a premium per MMBtu (ranging from $.05 to $.07 per MMBtu) (the "Index Price"). The price payable by El Paso for each MMBtu of Collared Index

Quantity is the Index Price, provided that the price payable each month is not less than $3.00 per MMBtu nor more than $5.30 per MMBtu. The price payable by El Paso for gas production in excess of the specified monthly base quantity each month is the sum of the Index Price and $.02.

         Pursuant to the July 2001 Amendment, effective January 1, 2002, the price payably by El Paso for each MMBtu of gas produced up to and including the applicable monthly specified base quantity during each month shall be divided into two categories, a Fixed Price Quantity and an Index Price. Until December 31, 2002, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly Fixed Price Quantity shall be $3.70 per MMBtu. The price payable by El Paso for each MMBtu of gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity shall be the sum of (a) the price published in the price table dated the first (1st) day of the applicable month by Inside F.E.R.C.'s Gas Market Report for "Prices of Sport Gas Delivered to Pipelines" "Southern Natural Gas Co." "Louisiana" "Index" and (b) a premium per MMBtu (ranging from $.05 to $.07) (the "Monthly Index Price"), multiplied by 0.9826 (the wet/dry conversion factor). Commencing January 1, 2003, the pricing formula for the Index Price Quantity described in the immediately preceding sentence shall apply to the entire monthly base quantity. Also effective January 1, 2002, the price payable by El Paso for gas production in excess of the specified monthly base quantity each month shall be the sum of the Index Price and $.02 per MMBtu (the "Excess Quantity Contract Price"), multiplied by 0.9826 (the wet/dry conversion factor).

         The Gas Purchase Agreement is filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 2000 and the July 2001 Amendment is filed as an exhibit to this Form 10-Q. The foregoing summary of the material terms of such agreement is qualified in its entirety by reference to the terms of such agreements as set forth in such exhibits.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                     4 July 1, 2001 Amendment to Gas Purchase Agreement between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and Dominion Black Warrior Basin, Inc.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOMINION RESOURCES BLACK WARRIOR
                                        TRUST

                                        By: BANK OF AMERICA, N.A., Trustee



                                        By: /s/ Ron E. Hooper
                                            ----------------------------------
                                            Ron E. Hooper
                                            Senior Vice President
                                             and Trust Administrator


Date:  November 5, 2001

               (The Trust has no directors or executive officers.)