Form 10-K405
period 2001-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2002-03-28
CIK 923680

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

               Registrant's telephone number, including area code:
                                 (214) 209-2400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                         WHICH REGISTERED
          -------------------                    ------------------------
     Units of Beneficial Interest              New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     At March 1, 2002, there were 7,850,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $160,140,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----

PART I...............................................................................................................1
      Item 1.   Business.............................................................................................1
                  GLOSSARY...........................................................................................1
                  DESCRIPTION OF THE TRUST...........................................................................4
                           Creation and Organization of the Trust....................................................4
                           Assets of the Trust.......................................................................4
                           Duties and Limited Powers of the Trustee and the Delaware Trustee.........................4
                           Resignation of Trustees...................................................................5
                           Transfer of Royalty Interests.............................................................5
                           Liabilities of the Trust..................................................................5
                           Liabilities of the Trustee and the Delaware Trustee.......................................6
                           Termination and Liquidation of the Trust..................................................6
                           Arbitration and Actions by Unitholders....................................................7
                  DESCRIPTION OF UNITS...............................................................................9
                           Distributions and Income Computations.....................................................9
                           Conditional Right of Repurchase..........................................................10
                           Possible Divestiture of Units............................................................10
                           Periodic Reports.........................................................................11
                           Voting Rights of Unitholders.............................................................11
                           Liability of Unitholders.................................................................12
                           Transfer Agent...........................................................................12
                  FEDERAL INCOME TAX CONSIDERATIONS.................................................................12
                           Summary of Certain Federal Income Tax Consequences.......................................13
                  ERISA CONSIDERATIONS..............................................................................17
                  STATE TAX CONSIDERATIONS..........................................................................17
                           Alabama Income Tax.......................................................................17
                           Alabama Franchise Tax....................................................................18
                           Alabama Severance Taxes..................................................................18
                           Other Alabama Taxes......................................................................18
                  REGULATION AND PRICES.............................................................................18
                           Regulation of Natural Gas................................................................18
                           Environmental Regulation.................................................................19
                           Competition, Markets and Prices..........................................................20
      Item 2.    Properties.........................................................................................21
                  THE ROYALTY INTERESTS.............................................................................21
                           The Underlying Properties................................................................21
                           The Royalty Interests....................................................................23
                           Reserve Estimate.........................................................................24
                           Natural Gas Sales Prices and Production..................................................25
                           Gas Purchase Agreement...................................................................25
                           Operation of Properties..................................................................26
                           Sale and Abandonment of Underlying Properties............................................27
                           Dominion Resources's Assurances..........................................................27
                           Title to Properties......................................................................28
      Item 3.    Legal Proceedings..................................................................................28
      Item 4.    Submission of Matters to a Vote of Security Holders................................................28

PART II.............................................................................................................28
      Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............................28
      Item 6.    Selected Financial Data............................................................................29
      Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.................29
                           Events of September 11, 2001.............................................................31
                           Forward-Looking Statements...............................................................31
      Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................................31
      Item 8.    Financial Statements and Supplementary Data........................................................32
      Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............40

                                                                                                                  PAGE
                                                                                                                  ----
PART III............................................................................................................40
      Item 10.    Directors and Executive Officers of the Registrant................................................40
      Item 11.    Executive Compensation............................................................................41
      Item 12.    Security Ownership of Certain Beneficial Owners and Management....................................41
      Item 13.    Certain Relationships and Related Transactions....................................................41
                           Administrative Services Agreement .......................................................41
                           Dominion Resources's Conditional Right of Repurchase.....................................42
                           Potential Conflicts of Interest..........................................................42

PART IV.............................................................................................................42
      Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................42
                           Financial Statements.....................................................................42
                           Financial Statement Schedules............................................................43
                           Exhibits.................................................................................43
                           Reports on Form 8-K......................................................................44

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

       "Contract Price" means the price at which, pursuant to the Gas Purchase Agreement, El Paso Merchant Energy - Gas, L.P., as successor to Sonat Marketing, is obligated to purchase the Subject Gas at the central delivery points in the gathering system for the Underlying Properties. From January 1, 1999 through December 31, 1999, the Contract Price for each month equaled (a) for quantities of Gas equal to or less than the Monthly Base Quantity, the Monthly Base Contract Price, provided that such price will in no event be below the Minimum Price or above the Maximum Price, (b) for quantities of Gas in excess of the Monthly Base Quantity but equal to or less than the Monthly Fixed Price Quantity, the sum of the Index Price and $.02 per MMBtu, provided that such price will not be below $2.12 per MMBtu or above $3.02 per MMBtu, and (c) for quantities of Gas in excess of the Monthly Fixed Price Quantity, the sum of the Index Price and $.02 per MMBtu. Pursuant to an amendment effective January 1, 2000 through December 31, 2000, the Monthly Base Quantity was divided into two categories, a fixed price quantity and the indexed price quantity. The price for each fixed price quantity was $2.45 per MMBtu. The price for each indexed price quantity was the sum of the Index Price and the Premium, provided that such price would in no event be less than the Minimum Price nor more than the Maximum price. Pursuant to a Gas Purchase Agreement Amendment, effective January 1, 2001 through December 31, 2001, the Contract Price for each month equaled (a) for quantities of Gas equal to or less than 25% of the Monthly Base Quantity, $3.97 per MMBtu. (B) for quantities of Gas over and above 25% of the Monthly Base Quantity up to 75% of the Monthly Base Quantity, the sum of the Index Price and Premium, which Price shall not be less than a floor of $3.00 per MMBtu and shall not be greater than a ceiling of $5.30 per MMBtu, and (c) for quantities of Gas over and above 75% of the Monthly Base Quantity up to the Monthly Base Quantity, the sum of the Index Price and Premium (d) for quantities of Gas in excess of the Monthly Base Quantity, the sum of the Index Price and $0.02 per MMBtu. Pursuant to a Gas Purchase Agreement Amendment, effective January 1, 2002 through December 31, 2002, the Contract Price for each month shall equal (a) for quantities of Gas up to and including the applicable Monthly Fixed Price Quantity, $3.70 per MMBtu, and (b) for quantities of Gas over and above the Monthly Fixed Price Quantity up to the Monthly Base Quantity, the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to that same Gas Purchase Agreement Amendment, commencing January 1, 2002, the Contract Price for quantities of Gas over and above the Monthly Base Quantity shall equal the sum of (i) the Index Price and (ii) $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement Amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity shall be the sum of (i) the Index Price and
(ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Prices are subject to negotiation and arbitration at the request of either party if they are unable to reach agreement.

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

       "Gas Purchase Agreement" means the Gas Purchase Agreement dated as of May 3, 1994, between the Company and El Paso, as successor to Sonat Marketing, as amended by instruments effective as of April 1, 1996, May 16, 1996, April 9, 1998, July 1, 1999, July 1, 2000 and July 1, 2001.

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

       "Maximum Price" means, for the periods from June 1, 1994 through December 31, 1998, January 1, 1999 through December 31, 1999, January 1, 2000 through December 31, 2000 and January 1, 2001 through December 31, 2001, $2.63 per MMBtu, $3.07 per MMBtu, $2.82 per MMBtu and $5.30 per MMBtu, respectively.

       "Minimum Price" means, for the periods from June 1, 1994 through December 31, 1998, January 1, 1999 through December 31, 1999, January 1, 2000 through December 31, 2000 and January 1, 2001 through December 31, 2001, $1.85 per MMBtu, $2.16 per MMBtu, $2.20 per MMBtu and $3.00 per MMBtu, respectively.

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

       "Ralph E. Davis & Associates" means Ralph E. Davis & Associates, independent petroleum engineers.

       "Reserve Estimate" means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2002, prepared by Ralph
E. Davis & Associates.

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

                              DESCRIPTION OF UNITS

       Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2002, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.

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

Classification and Taxation of the
     Trust ...............................  The Trust is a grantor trust and not an association taxable as a corporation. As a grantor trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Economic Substance of Ownership
    of Units..............................  Generally, a taxpayer is entitled to claim deductions and tax credits generated by an investment only if the investment has economic substance. The application of this principle in the context of the production and sale of nonconventional fuels (like coal seam gas) which generate the Section 29 tax credit is uncertain because such application has not been addressed either by a court or the IRS. An investment has economic substance if the investor can demonstrate that there is a reasonable possibility of deriving an economic profit from the investment in excess of a de minimis amount, apart from tax benefits. In many cases, economic profit has been

                                            computed by comparing the taxpayer's total cash investment to the total cash reasonably expected to be received by the taxpayer as a result of the investment (a "Pre-Tax Profit Objective"). At the time of the Public
                                            Offerings, Special Counsel to Dominion Resources expressed the opinion
                                            (only in connection with the Public Offerings) that the ownership of
                                            Units purchased in either of the Public Offerings, whose ownership of
                                            Units is not subject to puts, calls or other risk allocation devices, has economic substance even if the owner has no Pre-Tax Profit
                                            Objective. No assurance is given either by the Trustee or counsel to the
                                            Trustee to a purchaser of Units in or following the Public Offerings as to whether (and to what extent) such purchaser is or will be entitled to claim deductions and the Section 29 tax credit generated with respect to such Units.

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

Income and Deductions.....................  The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying
                                            Properties. During 2001, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent and future obligations of the Trust. The deductions of the Trust consist of property, production and related taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See "Unitholder's Depletion Allowance"
                                            below.

Section 29 Tax Credits ..................   Unitholders are entitled, provided certain requirements are met, to claim tax credits pursuant to Section 29 of the Code with respect to sales of coal seam gas production attributable to the Royalty Interests that is produced from the Existing Wells, the gross income from which is included in their taxable income. The Section 29 tax credit provides to a taxpayer a dollar-for-dollar reduction in his regular federal income tax liability and, therefore, generally provides to him a greater benefit than a deduction, which merely reduces the amount of his taxable income. Such credits may be earned each year until the year beginning
                                            January 1, 2003. For a Unitholder who owned the same Units of record on all four quarterly record dates during 2001, the available Section 29 tax credit is approximately $0.960238 per Unit, based on the first estimate of the GNP implicit price deflator published by the Bureau of
                                            Economic Analysis.

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

                                            In the case of understatements attributable to "tax shelter" items by noncorporate taxpayers, the substantial understatement penalty may be avoided only if: (i) the taxpayer establishes that, in addition to having substantial authority for his position, he reasonably believed that the treatment claimed was more likely than not the proper treatment of the item, or (ii) there is reasonable cause and the taxpayer acted in good faith. In the case of understatements attributable to "tax shelter"
                                            items by corporate taxpayers, effective for transactions occurring after
                                            December 8, 1994, the substantial authority and reasonable belief exception does not apply. Accordingly, in a transaction occurring after
                                            December 8, 1994, if a corporate taxpayer has a substantial understatement attributable to a "tax shelter" item, penalties apply unless the corporate taxpayer can show reasonable cause and good faith.
                                            For transactions involving corporate taxpayers and substantial understatements attributable to "tax shelter" items occurring before
                                            December 9, 1994, the rules applicable to noncorporate taxpayers apply.
                                            A "tax shelter" item is an item (e.g., income, gain, loss, deduction, credit) attributable to a partnership or other entity, any investment plan or arrangement, or any other plan or arrangement, if a significant purpose of such partnership, entity, plan or arrangement is the avoidance or evasion of income tax. For transactions entered into before
                                            August 6, 1997, the relevant standard is whether tax avoidance or evasion of income tax was the principal purpose of the entity, plan, or arrangement.

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

Unitholder Reporting
    Information ..........................  The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and the Section 29 tax credits on an annual basis.
                                            Year-end tax information is furnished to Unitholders no later than March
                                            15 of the following year. Unless the final information issued by the
                                            U.S. Treasury Department at the end of March regarding the amount of the section 29 credit for 2001 differs materially from the Trustee's estimate, the final information will be contained in the next quarterly report. However, to the extent the final information issued by the U.S.
                                            Treasury Department causes the tax credit amounts for 2001 to materially differ from the Trustee's estimates contained in the 2001 Tax
                                            Information booklet, the Trustee will promptly mail final tax credit information to each affected Unitholder.

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

ALABAMA INCOME TAX

       All revenues attributable to the Royalty Interests are derived from sources within the State of Alabama. Alabama imposes an income tax on individuals, corporations (subject to certain exceptions for S corporations) and certain other entities that are residents of, conduct business in, or derive income from sources within, Alabama. Under general rules of application, both resident and nonresident Unitholders would be required to file annual Alabama income tax returns and pay Alabama income taxes with respect to any income received from the Trust and would be subject to penalties for failure to comply with those rules.

       Alabama tax counsel has advised the Trust that the Alabama Department of Revenue (the "DOR") will permit the Trust to file a "composite income tax return" on behalf of all Unitholders who are not residents of Alabama, and that the filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for 1995, 1996, 1997, 1998, 1999 and 2000 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2001 and each year thereafter for so long as the composite return will not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2001. Accordingly, no Alabama state income tax is due under the 2001 return. No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2001 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, "Nonresident Unitholders" will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year which shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as "Resident Unitholders."

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

ALABAMA SEVERANCE TAXES

       The DOR has proposed a set of regulations that indicate the DOR is considering changing the way it computes the amount of severance taxes due by disallowing certain deductions previously allowed on audit. Such a change could result in an increase in the amount of severance taxes due for natural gas production. Since the Trust, as owner of the Royalty Interests, bears its proportionate share of severance taxes, any increase in the amount of severance taxes will decrease the amount of cash distributions payable to Unitholders. The Company has informed the Trust that it has been advised by Alabama counsel that the Trust will have no exposure.

OTHER ALABAMA TAXES

       The Trust has been structured to cause the Units to be treated as interests in intangible personal property rather than as interests in real property for certain Alabama state law purposes, other than income and business privilege taxation. If the Units are held to be real property or as interests in real property under the laws of Alabama, Unitholders could be subject to Alabama probate laws, and estate and similar taxes, whether or not they are residents of Alabama.

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

       The transportation of natural gas in interstate commerce is subject to federal regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act ("NGA") and the NGPA. In past years, FERC has adopted regulatory policy changes that have affected the transportation of natural gas from the wellhead to the market. Interstate pipelines no longer perform a merchant function. Gas producers now sell gas to end users or market accumulators rather than into the system supply of an interstate pipeline who would then resell it. Transportation of gas on interstate pipelines is now on an "open access" basis and interstate pipelines have been required to unbundle their services with the result that customers now only pay for the services they require. The interstate pipeline connected to the gathering system for the underlying properties is subject to the regulations described above.

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

       While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it estimates that it plans to expend approximately $86,000 during 2002 for anticipated expenditures related to compliance with environmental laws.

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

         The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by River Gas in accordance with the Operating Agreement. See "--Operation of Properties." The Underlying Properties comprise 34,212 gross acres of land in an area approximately five miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2001, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.

       Well Count and Acreage Summary. The following table shows as of December 31, 2001, the gross and net producing wells and acreage for the Company Interests. The net wells and acreage are determined by multiplying the gross wells or acres by the Company Interests Owner's working interest in the wells or acreage.

                                          NUMBER OF
                                            WELLS               ACRES
                                        -------------     ----------------
                                        GROSS     NET     GROSS      NET
                                        -----     ---     ------    ------
     Company Interests ..............     532     519     34,212    33,391

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

       Curtailments. The Company has advised the Trust that, during 2001, production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

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

RESERVE ESTIMATE

       Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 2002, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

                                                                    AS OF
     ROYALTY INTERESTS                                          JANUARY 1, 2002
     -----------------                                          ---------------
     Net Proved Natural Gas Reserves (MMcf)(a)(b):
          Developed Producing ................................     50,964
     Estimated Future Net Revenues (in thousands) (a)(c):
          2002 ...............................................     27,384
          2003 ...............................................     13,830
          2004 ...............................................     12,228
          2005 ...............................................     10,817
          2006 ...............................................      9,541
          Thereafter .........................................     60,678
                                                                 --------
               Total .........................................   $134,478
                                                                 ========
               Total Discounted at 10 Percent ................   $ 85,244
                                                                 ========

(a) The estimates of reserves and future net revenues summarized in this table are based upon an unescalated price of $2.634 per Mcf through December 31, 2002, which was the price being received by the Company under the Gas Purchase Agreement as of January 1, 2002. After December 31, 2002, the price of $2.546 per Mcf was utilized which represented the market price for gas in their fields as of 12/31/01. This price may not be the most representative price for estimating reserves or related future net revenues data. See "--Gas Purchase Agreement."

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

       The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 6,682 Bcf in 2002 to 3,945 Bcf in 2006.

       Tax Credits Based on Reserves. Based upon the production estimates used in the Reserve Estimate for the January 1, 2002 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 2002 rate of $1.058 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $6.9 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $6.6 million.

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


NATURAL GAS SALES PRICES AND PRODUCTION

       The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

                                                             YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                                         -----------------   -----------------   -----------------
Production attributable to the Royalty
   Interests (Bcf).....................................          7.0                 8.0                 9.2
Weighted average property, production and
   related taxes (per Mcf).............................         $ .16               $ .15               $ .13

Average Contract Price (per Mcf).......................         $2.99               $2.71               $2.37

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

       Effective January 1, 2001 through December 31, 2001, the price payable by El Paso for each MMBtu of the base quantity specified for each month was divided into three categories, a fixed price quantity, an index price quantity subject to a floor and ceiling price (the "Collared Index Quantity"), and an index price quantity not subject to a floor or ceiling price (the "Non-Collared Index Quantity"). The price paid for each MMBtu of fixed price quantity was $3.97 per MMBtu. For the amount of gas sold in excess of the fixed price quantity, the price for each MMBtu of gas sold up to the Collared Index Quantity was the Index Price, provided that the price payable each month would in no event be less than $3.00 per MMBtu nor more than $5.30 per MMBtu. For the amount of gas sold in excess of the fixed price quantity plus the Collared Index Quantity, the price for each MMBtu of gas sold was the sum of
(a) the Index Price and (b) a premium per MMBtu (ranging from $.05 to $.07). The price payable by El Paso for each MMBtu of gas production in excess of the specified monthly base quantity each month was the sum of the Index Price plus $.02. Pursuant to a Gas Purchase Agreement Amendment, effective January 1, 2002 through December 31, 2002, the price payable by El Paso for each MMBtu for each month shall equal (a) for quantities of Gas up to and including the applicable Monthly Fixed Price Quantity, $3.70 per MMBtu, and (b) for quantities of Gas over and above the Monthly Fixed Price Quantity up to the Monthly Base Quantity, the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to that same Gas Purchase Agreement Amendment, commencing January 1, 2002, the price payable by El Paso for each MMBtu over and above the Monthly Base Quantity shall equal the sum of (i) the Index Price and (ii) $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement Amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity shall be the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor.

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

SALE AND ABANDONMENT OF UNDERLYING PROPERTIES

       The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2001 [none] of the wells included in the Underlying Properties had been plugged and abandoned.

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



                                        PRICE
                                ----------------------     DISTRIBUTION
                                  HIGH        LOW           PER UNIT
                                --------     ---------     ------------
2001

First Quarter ...........       $  20.05     $  15.50       $ .623899

Second Quarter ..........          25.05        15.70        1.098552

Third Quarter ...........          21.93        15.95         .860489

Fourth Quarter ..........          20.49        17.35         .626706

2000

First Quarter ...........         12.875        10.25       $ .674578

Second Quarter ..........         14.4375       11.625        .605743

Third Quarter ...........         16.75         13.75         .657393

Fourth Quarter ..........         17.1575       14.25         .644157

At March 1, 2002, there were 7,850,000 Units outstanding and approximately 1,612 Unitholders of record.


ITEM 6. SELECTED FINANCIAL DATA.

                                                        YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                    2001          2000          1999          1998          1997
                                -----------   -----------   -----------   -----------   -----------
Royalty Income                  $25,937,254   $20,874,519   $20,031,958   $22,849,760   $24,977,563

Distributable Income            $25,215,487   $20,229,281   $19,385,356   $22,226,804   $24,338,026

Distributable Income per Unit   $      3.21   $      2.58   $      2.47   $      2.83   $      3.10

Distributions per Unit          $      3.21   $      2.58   $      2.46   $      2.83   $      3.10

Total Assets, December 31       $57,819,259   $65,691,406   $75,397,111   $85,645,529   $97,774,353

Total corpus, December 31       $57,707,439   $65,575,056   $75,273,180   $85,533,029   $97,670,701


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

       The year 2001 marked the seventh full year of the existence of the Trust. The Trust received royalty income amounting to $25,937,254 during the year ended December 31, 2001 compared to $20,874,519 for 2000 and $20,031,958 for 1999. The
royalty income received by the Trust was net of the Royalty Interests' allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 2001 increased to $776,431 compared to $725,420 for 2000 and $703,308 for 1999. Distributable income for the year ended December 31, 2001 was $25,215,487, or $3.21 per Unit, compared to $20,229,281, or $2.58 per
Unit, for 2000 and $19,385,356, or $2.47 per Unit, for 1999.

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

       Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2001, 2000 and 1999, was based on production volumes and natural gas prices for the periods from October 1, 2000 to September 30, 2001, October 1, 1999 through September 30, 2000 and October 1, 1998 to September 30, 1999, respectively.

       The following table sets forth the production volumes attributable to the Trust's Royalty Interests and the average sales Price and Index Price for such production for the periods indicated.

                                               FOR 12 MONTHS ENDED
                                                  SEPTEMBER 30,
                                            ------------------------
                                             2001     2000     1999
                                            ------   ------   ------
Production (Bcf)(1)                          6.701    8.351    9.482

Production (MMBtu)(2)                        6.942    8.267    9.391

Average Contract Price Received ($/MMBtu)   $ 3.76   $ 2.52   $ 2.24

Average Index Price ($/MMBtu)               $ 4.94   $ 3.86   $ 2.25

---------

(1) Billion cubic feet of natural gas.

(2) Trillion British Thermal Units.

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

       Under the agreement, Sonat Marketing was, in past years, obligated to purchase up to a specified monthly base quantity of gas (the "Index Price Quantity") for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000 the price paid on Index Price Quantities was subject to a minimum price of $2.20 and a maximum price of $2.82. Beginning effective January 1, 2001 through December 31, 2001, the Contract Price paid was subject to a minimum price of $3.00 per MMBtu and a maximum price of $5.30 per MMBtu. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 2001, the price paid for such gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The "Index Price," which is determined on a monthly basis, is Southern Natural Gas Company's posted index price for deliveries of gas in Louisiana.

       The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2001, 2000 and 1999, by independent petroleum engineers. The reserve quantities of 51.0 Bcf for 2001 compared to 56.8 Bcf for 2000 and compared to 69.2 Bcf for 1999, reflect a decline in reserves between 2000 and 2001 as a result of production. See "Financial Statements and Supplementary Data --Notes to Financial Statements-- Note 8."

EVENTS OF SEPTEMBER 11, 2001

       Fortunately, none of our employees was lost or injured, and none of our properties or records was damaged, as a result of the terrorist attacks that occurred in the United States on September 11, 2001. Although our operations during that week were severely hampered by the temporary disruption of the transportation and communications infrastructure, management does not believe the impact will be material. However, at this time, we are unable to predict the long-term impact of these events, or of the domestic and foreign response, on either our industry as a whole or on our operations and financial condition in particular.


FORWARD-LOOKING STATEMENTS

       This Annual Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, "Business", certain reserve information and other statements contained in Item 2, "Properties", and certain statements regarding the Trust's financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEPENDENT AUDITORS' REPORT


To Unitholders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee

       We have audited the accompanying statements of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the "Trust") as of December 31, 2001 and 2000, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2001 and 2000, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2001, on the basis of accounting described in Note 2.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 22, 2002

                     DOMINION RESOURCES BLACK WARRIOR TRUST

                              FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                            December 31,
                                                                      -------------------------
                                                                         2001           2000
                                                                      -----------   -----------
                                ASSETS

Cash and cash equivalents .........................................   $    93,413   $    78,170

Royalty interests in gas properties (less accumulated
    amortization of $98,091,654 and $90,204,264, respectively) ....    57,725,846    65,613,236
                                                                      -----------   -----------

        Total Assets ..............................................   $57,819,259   $65,691,406
                                                                      ===========   ===========

                     LIABILITIES AND TRUST CORPUS

Trust expenses payable ............................................   $   111,820   $   116,350

Trust corpus (7,850,000 units of beneficial interest
    authorized, issued and outstanding) ...........................    57,707,439    65,575,056
                                                                      -----------   -----------

        Total Liabilities and Trust Corpus ........................   $57,819,259   $65,691,406
                                                                      ===========   ===========


STATEMENTS OF DISTRIBUTABLE INCOME

                                                                Year Ended December 31,
                                                       ---------------------------------------------
                                                            2001            2000            1999
                                                       ------------    ------------    -------------
Royalty income .....................................   $ 25,937,254    $ 20,874,519     $ 20,031,958

Interest income ....................................         54,664          80,182           56,706
                                                       ------------    ------------     ------------

                                                         25,991,918      20,954,701       20,088,664
General and administrative expenses ................       (776,431)       (725,420)        (703,308)
                                                       ------------    ------------     ------------

Distributable income ...............................   $ 25,215,487    $ 20,229,281     $ 19,385,356
                                                       ============    ============     ============

Distributable income per unit (7,850,000 units) ....   $       3.21    $       2.58     $       2.47
                                                       ============    ============     ============

Distributions per unit .............................   $       3.21    $       2.58     $       2.46
                                                       ============    ============     ============


STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                  Year Ended December 31,
                                                       --------------------------------------------
                                                            2001             2000             1999
                                                       -------------    -------------    -------------
Trust corpus, beginning of period ..................   $  65,575,056    $  75,273,180    $  85,533,029

Amortization of royalty interests ..................      (7,887,390)      (9,659,716)     (10,313,122)

Distributable income ...............................      25,215,487       20,229,281       19,385,356

Distributions to Unitholders .......................     (25,195,714)     (20,267,689)     (19,332,083)
                                                       -------------    -------------    -------------

Trust corpus, end of period ........................   $  57,707,439    $  65,575,056    $  75,273,180
                                                       =============    =============    =============

The accompanying notes are an integral part of these financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

       Dominion Resources sold an aggregate of 6,904,000 Units in the Public Offering during 1994 at a price of $20.00 per Unit and sold the remaining 946,000 Units to the public during 1995 through certain of the Underwriters at a price of $18.75 per Unit. Accordingly, the statements of assets, liabilities and trust corpus reflects 6,904,000 Units at the Public Offering price of $20.00 per Unit and 946,000 Units at the price of $18.75 per Unit.

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

Distributable Income Per Unit

       Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and equivalent shares outstanding. The Trust had no equivalent shares outstanding for any period presented. As a result diluted earnings per unit and distributable income per unit are the same.

New Accounting Standards

       The Financial Accounting Standards Board ("FASB") issued, in June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments. These standards were effective for the Trust January 1, 2001. The adoption of these standards has had no impact on the financial statements of the Trust.

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

       Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided Section 29 tax credit information related to Trust Properties by Dominion Resources, which is then passed along to the Unitholders. In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that FERC's certification authority expired (so that obtaining the requisite determination of any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of Appeals. On December 23, 1999, a petition was filed with the FERC by a coalition of energy producers seeking reinstatement of the certification process. FERC issued a Final Rule on July 14, 2000, amending its regulations to reinstate provisions for well category determinations under section 503 of the Natural Gas Policy Act of 1978 for section 29 tax credits. The Final Rule extends the provisions to all wells spudded before January 1, 1993, and recompletions both before and after that date that qualify for the section 29 tax credit. The Final Rule also provides for the designation of new tight formations. The Final Rule became effective on September 25, 2000. The ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated Section 29 credits could be in question with respect to any uncertified wells. In some cases the extent to which production from the various coal seam gas wells in which the Trust holds an interest would qualify for the Section 29 credit under the standards applied in the appealed case is unclear, and the Trustee has requested that Dominion Resources provide clarification and an assessment of the effects of the foregoing, if any, on the Trust and its Unitholders. Pending such clarification and assessment, or further developments, or both, however, the availability of Section 29 credits to Unitholders in respect of some portion of the Trust's coal seam gas production could be subject to debate and challenge.

4. RELATED PARTY TRANSACTIONS

       Dominion Resources provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994. During 2001 this fee was $373,552 and will increase annually by three percent. Aggregate fees paid by the Trust to Dominion Resources in 2001, 2000, and 1999 were $373,552, $369,813 and $352,817, respectively.

       Aggregate fees and expense reimbursements paid by the Trust to the trustees in 2001, 2000, and 1999 were $42,355, $35,821 and $34,778, respectively.

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

6. SUBSEQUENT EVENTS

       Subsequent to December 31, 2001, the Trust declared and paid the following distribution:

            QUARTERLY                           DISTRIBUTION
           RECORD DATE        PAYMENT DATE         PER UNIT
          -------------      --------------     ------------
          March 1, 2002      March 11, 2002       $.576189

       The trustee has estimated the Section 29 tax credit associated with the March 1, 2002 quarterly distribution to be $.21 per unit (unaudited).

7. QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2001 and 2000 (in thousands, except per Unit amounts):

                                ROYALTY     DISTRIBUTABLE      DISTRIBUTABLE
CALENDAR QUARTER                INCOME         INCOME         INCOME PER UNIT
----------------                -------     -------------     ---------------
2001

     First .................    $ 5,081           $ 4,850             $   .62

     Second ................      8,805             8,610                1.10

     Third .................      6,982             6,821                 .87

     Fourth ................      5,069             4,934                 .62
                                -------           -------             -------
                                $25,937           $25,215             $  3.21
                                =======           =======             =======

2000

     First .................    $ 5,414           $ 5,202             $   .66

     Second ................      4,964             4,816                 .61

     Third .................      5,289             5,161                 .66

     Fourth ................      5,208             5,050                 .65
                                -------           -------             -------
                                $20,875           $20,229             $  2.58
                                =======           =======             =======


       Selected 2001 fourth quarter data are as follows (in thousands, except per Unit amounts):

                Royalty income ...........................   $  5,069
                Interest income ..........................          5
                General and administrative expenses ......       (140)
                                                             --------
                Distributable income .....................   $  4,934
                                                             ========
                Distributable income per Unit ............   $    .62
                                                             ========
                Distributions per Unit....................   $    .62
                                                             ========

       Due to significant revisions in estimate of reserve quantities (see Note
8), estimated amortization of royalty interests was decreased by approximately $0.1 million, and increased by $0.6 million and $2 million during the fourth quarters of 2001, 2000 and 1999, respectively. These adjustments did not have an impact on the Trust's distributable income.

8. SUPPLEMENTAL GAS DISCLOSURE (UNAUDITED)

       The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2001, 2000 and 1999 and January 1, 1999 by independent petroleum engineers.

       In accordance with Statement of Financial Accounting Standards No. 69, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and end-of-period natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The prices for December 31, 2001, 2000 and 1999 and January 1, 1999 were $2.63, $9.80, $2.16 and $2.12 per Mcf, respectively, including the effect of the Gas Purchase Agreement (see Note 9).

       Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the original estimates.

       The reserve estimates for the Royalty Interests are based on a percentage share of the Company's Gross Proceeds payable to the Trust of 65 percent.

Proved developed reserves at January 1, 1999 ......    74,679
         Revisions of previous estimates ..........     3,687
         Production ...............................    (9,186)
                                                      -------
Proved developed reserves at December 31, 1999 ....    69,180
         Revisions of previous estimates ..........    (4,371)
         Production ...............................    (8,041)
                                                      -------
Proved developed reserves at December 31, 2000 ....    56,768
         Revisions of previous estimates ..........       897
         Production ...............................    (6,701)
                                                      -------
Proved developed reserves at December 31, 2001 ....    50,964
                                                      =======

       All proved reserve estimates presented above at December 31, 2001, 2000, 1999 and January 1, 1999 are proved developed.

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

       The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2001, 2000 and 1999 relating to the Trust's Royalty Interests (thousands of dollars):

                                                   2001        2000         1999
                                                ---------    ---------    ---------
Future cash inflows .........................   $ 141,190    $ 523,243    $ 149,364
Future taxes ................................      (6,712)     (31,395)      (8,962)
                                                ---------    ---------    ---------
Future net cash flows .......................     134,478      491,848      140,402
10% annual discount for estimated timing
      of cash flow ..........................     (49,234)    (220,798)     (57,863)
                                                ---------    ---------    ---------
Standardized measure of discounted
      future net cash flows .................   $  85,244    $ 271,050    $  82,539
                                                =========    =========    =========

       Future cash flows do not include Section 29 tax credits which in the aggregate are estimated to be approximately $6,948,322 having a discounted present value (assuming a 10% discounted rate) of approximately $6,625,102 at December 31, 2001.

       The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the period ended December 31, 2001, 2000 and 1999 (thousands of dollars):

                                            2001        2000         1999
                                         ---------    ---------    --------
Balance at beginning of period .......   $ 271,050    $  82,539    $ 88,932
Increase (decrease) due to:
     Royalty income, net of taxes ....     (25,515)     (21,470)    (21,493)
     Changes in prices ...............    (260,906)     207,402       1,534
     Changes in estimated volumes ....      73,510       (5,675)      4,673
     Accretion of discount ...........      27,105        8,254       8,893
                                         ---------    ---------    --------
Balance at December 31 ...............   $  85,244    $ 271,050    $ 82,539
                                         =========    =========    ========

9. GAS PURCHASE AGREEMENT

       El Paso Merchant Energy-Gas, L.P. ("El Paso") , as successor to Sonat Marketing Company ("Sonat Marketing") is required under a gas purchase agreement to purchase the gas produced from the Underlying Properties for as long as reserves on the Underlying Properties produce natural gas. Under the agreement, Sonat Marketing was, in past years, obligated to purchase up to a specified monthly base quantity (the "Index Price Quantity") of gas for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000 the price paid on Index Price Quantities was subject to a minimum price of $2.20 and a maximum price of $2.82. Beginning effective January 1, 2001 through December 31, 2001, the Contract Price paid was subject to a minimum price of $3.00 per MMBtu and a maximum price of $5.30 per MMBtu. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 2001, the price paid for such gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The "Index Price," which is determined on a monthly basis, is Southern Natural Gas Company's posted index price for deliveries of gas in Louisiana. The Company has advised the Trust that at the end of the primary term or any extensions thereof, El Paso will be obligated to purchase the Subject Gas at the Index Price until such time as the Company and El Paso negotiate a different price, and that the Company will have the ability to obtain an offer to purchase the Subject Gas from another purchaser and terminate the Gas Purchase Agreement if El Paso does not match such offer.

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

       Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $36,896, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate which is currently $120 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000 which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2001, the Trustee and the Delaware Trustee received total compensation of $36,896 and $3,750, respectively.

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

       Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2002, neither Bank of America, N.A., the Trustee, nor Mellon Bank (DE) National Association, the Delaware Trustee, beneficially owned any Units.

       Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ADMINISTRATIVE SERVICES AGREEMENT

       Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee, payable in equal quarterly installments, is currently $36,896 and will increase annually by three percent.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) The following documents are filed as a part of this report:

       1.  Financial Statements (included in Item 8 of this report)

              Independent Auditors' Report

              Statements of Assets, Liabilities and Trust Corpus as of December 31, 2001 and 2000

              Statements of Distributable Income for the years ended December 31, 2001, 2000, and 1999

              Statements of Changes in Trust Corpus for the years ended December 31, 2001, 2000, and 1999

              Notes to Financial Statements

       2. Financial Statement Schedules

       Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

       3. Exhibits

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
  3.1   --    Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc.,
              Dominion Resources, Inc., Mellon Bank (DE) National Association
              and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.)
              (filed as Exhibit 3.1 to Dominion Resources, Inc.'s Registration
              Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

  3.2   --    First Amendment of Trust Agreement of Dominion Resources Black
              Warrior Trust dated as of June 27, 1994, by and among Dominion
              Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank
              (DE) National Association and NationsBank, N.A. (as successor to
              NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the
              Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.1   --    Overriding Royalty Conveyance dated as of June 28, 1994, from
              Dominion Black Warrior Basin, Inc. to Dominion Resources Black
              Warrior Trust (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.2   --    Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black
              Warrior Trust (filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.3   --    Amendment to and Ratification of Overriding Royalty Conveyance
              dated as of November 20, 1994, among Dominion Black Warrior Basin,
              Inc., NationsBank, N.A. (as successor to NationsBank of Texas,
              N.A.), and Mellon Bank (DE) National Association (filed as Exhibit
              10.3 to the Registrant's Form 10-K for the year ended December 31,
              1994 and incorporated herein by reference).

 10.4   --    Gas Purchase Agreement, dated as of May 3, 1994, between Sonat
              Marketing and the Company (filed as Exhibit 10.2 to Dominion
              Resources, Inc.'s Registration Statement* on Form S-3 (No.
              33-53513), and incorporated herein by reference).

 10.5   --    Amendment to Gas Purchase Agreement dated May 16, 1996, between
              Sonat Marketing and the Company (filed as Exhibit 10.1 to the
              Registrant's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

 10.6   --    Amendment to Gas Purchase Agreement dated April 9, 1998, between
              Sonat Marketing and the Company (filed as Exhibit 10.6 to the
              Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

 10.7   --    Amendment to Gas Purchase Agreement dated July 1, 1999, between
              Sonat Marketing and the Company (filed as Exhibit 10.7 to the
              Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

 10.8   --    Amendment to Gas Purchase Agreement dated July 1, 2000, between El
              Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing
              Company, and the Company (filed as an exhibit to the Registrant's
              Form 10-Q for the quarter ended September 30, 2000 and
              incorporated herein by reference).

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
10.9    --    Amendment to Gas Purchase Agreement dated July 1, 2001, between El
              Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing
              Company, and the Company (filed as an exhibit to the Registrant's
              Form 10-Q for the quarter ended September 30, 2001 and
              incorporated herein by reference).

23.1    --    Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

99.1    --    Summary of Reserve Report, dated March 21, 2002, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
              Interests as of January 1, 2002, prepared by Ralph E. Davis &
              Associates Petroleum Engineers, independent petroleum engineers.

---------
* On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

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


                                    DOMINION RESOURCES BLACK WARRIOR TRUST


                                    By: BANK OF AMERICA, N.A., TRUSTEE


                                    By: /s/ RON E. HOOPER
                                        -----------------------------------
                                        RON E. HOOPER
                                        SENIOR VICE PRESIDENT AND ADMINISTRATOR


Date: March 27, 2002


            (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
 3.1    --    Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc.,
              Dominion Resources, Inc., Mellon Bank (DE) National Association
              and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.)
              (filed as Exhibit 3.1 to Dominion Resources, Inc.'s Registration
              Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

 3.2    --    First Amendment of Trust Agreement of Dominion Resources Black
              Warrior Trust dated as of June 27, 1994, by and among Dominion
              Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank
              (DE) National Association and NationsBank, N.A. (as successor to
              NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the
              Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1    --    Overriding Royalty Conveyance dated as of June 28, 1994, from
              Dominion Black Warrior Basin, Inc. to Dominion Resources Black
              Warrior Trust (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2    --    Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black
              Warrior Trust (filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3    --    Amendment to and Ratification of Overriding Royalty Conveyance
              dated as of November 20, 1994, among Dominion Black Warrior Basin,
              Inc., NationsBank, N.A. (as successor to NationsBank of Texas,
              N.A.), and Mellon Bank (DE) National Association (filed as Exhibit
              10.3 to the Registrant's Form 10-K for the year ended December 31,
              1994 and incorporated herein by reference).

10.4    --    Gas Purchase Agreement, dated as of May 3, 1994, between Sonat
              Marketing and the Company (filed as Exhibit 10.2 to Dominion
              Resources, Inc.'s Registration Statement* on Form S-3 (No.
              33-53513), and incorporated herein by reference).

10.5    --    Amendment to Gas Purchase Agreement dated May 16, 1996, between
              Sonat Marketing and the Company (filed as Exhibit 10.1 to the
              Registrant's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6    --    Amendment to Gas Purchase Agreement dated April 9, 1998, between
              Sonat Marketing and the Company (filed as Exhibit 10.6 to the
              Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7    --    Amendment to Gas Purchase Agreement dated July 1, 1999, between
              Sonat Marketing and the Company (filed as Exhibit 10.7 to the
              Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8    --    Amendment to Gas Purchase Agreement dated July 1, 2000, between El
              Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing
              Company, and the Company (filed as an exhibit to the Registrant's
              Form 10-Q for the quarter ended September 30, 2000 and
              incorporated herein by reference).

10.9    --    Amendment to Gas Purchase Agreement dated July 1, 2001, between El
              Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing
              Company, and the Company (filed as an exhibit to the Registrant's
              Form 10-Q for the quarter ended September 30, 2001 and
              incorporated herein by reference).

23.1    --    Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

99.1    --    Summary of Reserve Report, dated March 21, 2002, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
              Interests as of January 1, 2002, prepared by Ralph E. Davis &
              Associates Petroleum Engineers, independent petroleum engineers.

---------
* On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust