Form 10-Q
period 2002-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2002-05-13
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


   [X]           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2002

                                       or

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

         Number of units of beneficial interest outstanding at May 1, 2002:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

         The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2001, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2002, the distributable income for the three- month periods ended March 31, 2002 and 2001 and the changes in trust corpus for the three-month periods ended March 31, 2002 and 2001, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

         The condensed financial statements as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

Unit Holders
Dominion Resources Black Warrior Trust
  and Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Dominion Resources Black Warrior Trust as of March 31, 2002, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2002 and 2001. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2001, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 22, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2001, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 1, 2002

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS


                                                   March 31, 2002   December 31, 2001
                                                   --------------   -----------------
                                                    (unaudited)

ASSETS

Cash and cash equivalents                          $     12,038       $     93,413
Royalty interests in
  gas properties (less accumulated
  amortization of $99,941,629
  at March 31, 2002 and $98,091,654
  at December 31, 2001)                              55,875,871         57,725,846
                                                   ------------       ------------

TOTAL ASSETS                                       $ 55,887,909       $ 57,819,259
                                                   ============       ============


LIABILITIES AND TRUST CORPUS

Trust administration expenses payable              $    113,025       $    111,820


Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                                 55,774,884         57,707,439
                                                   ------------       ------------

TOTAL LIABILITIES
         AND TRUST CORPUS                          $ 55,887,909       $ 57,819,259
                                                   ============       ============

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                                           For                For
                                                         the Three         the Three
                                                       Months Ended       Months Ended
                                                      March 31, 2002     March 31, 2001
                                                      --------------     --------------
Royalty income                                         $  4,659,271      $  5,080,753
Interest income                                               4,393            15,751
                                                       ------------      ------------
                                                          4,663,664         5,096,504

General and administrative
        expenses                                           (223,160)         (246,355)
                                                       ------------      ------------
Distributable income                                   $  4,440,504      $  4,850,149
                                                       ============      ============

Distributable income
        per unit (7,850,000 units)                     $        .57      $        .62
                                                       ============      ============

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


                                                          For                 For
                                                       the Three           the Three
                                                      Months Ended        Months Ended
                                                     March 31, 2002      March 31, 2001
                                                     --------------      --------------
Trust corpus, beginning of period                    $   57,707,439      $   65,575,056
Amortization of royalty interests                        (1,849,975)         (2,191,572)
Distributable income                                      4,440,504           4,850,149
Distributions to unitholders                             (4,523,084)         (4,897,607)
                                                     --------------      --------------
Trust corpus, end of period                          $   55,774,884      $   63,336,026
                                                     ==============      ==============

Distributions per unit (7,850,000 units)             $          .58      $          .62
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

         Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code so long as the wells are certified, as discussed below. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on a Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Dominion Resources provides the Trustee with Section 29 tax credit information related to Trust Properties, which is then passed along to the Unitholders.

         In 1997, the Tax Court upheld the Internal Revenue Service ("IRS") position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. In March 1999, the U.S. Court of Appeals for the Tenth Circuit affirmed that decision. The case (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable for production from wells recompleted in a qualified formation after January 1, 1993, the date that the FERC's certification authority expired (because obtaining the requisite determination for any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of Appeals.

         On December 23, 1999, a petition was filed with FERC by a coalition of energy producers seeking reinstatement of the certification process. FERC issued a Final Rule on July 14, 2000, amending its regulations to reinstate provisions for well category determinations under section 503 of the Natural Gas Policy Act of 1978 for section 29 tax credits. The Final Rule extends the provisions to all wells spudded before January 1, 1993, and recompletions both before and after that date that qualify for the section 29 tax credit. The Final Rule also provides for the designation of new tight formations. The Final Rule became effective on September 25, 2000.

         The ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated Section 29 credits could be in question with respect to any uncertified wells. In some cases the extent to which production from the various coal seam gas wells in which the Trust holds an interest would qualify for the Section 29 credit under the standards applied in the case discussed above is unclear, and the Trustee has requested that Dominion Resources provide clarification and an assessment of the effects of the foregoing, if any, on the Trust and its Unitholders. The Trustee has been advised that Dominion Resources is obtaining any necessary FERC certifications for recompleted wells not yet certified. Pending such clarification and assessment, or further developments, the availability of Section 29 credits to Unitholders in respect of some portion of the Trust's coal seam gas production could be subject to debate and challenge.

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

Three Month Period Ended March 31, 2002 Compared to Three Month Period Ended March 31, 2001

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

         The Trust received royalty income amounting to $4,659,271 during the first quarter of 2002 compared to $5,080,753 during the first quarter of 2001. This revenue was derived from the receipt of cash on production of 1,633 Mmcf at an average price received of $2.85 per mcf after deducting production taxes of $292,221 compared to 1,896 Mmcf with an average price of $2.68 per mcf after deducting production taxes of $309,797 in the first quarter of 2001. For the three-month period ended March 31, 2002, the Trust was positively impacted by the increase in natural gas prices which was more than offset by the decline in production as compared with the three month period ending March 31, 2001. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributable to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

         Administrative expenses during the first quarter of 2002 amounted to $223,160 compared to $246,355 in the first quarter of 2001. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National

Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period.

         Distributable income for the first quarter of 2002 was $4,440,504, or $.57 per Unit, compared to distributable income for the first quarter of 2001 of $4,850,149, or $.62 per Unit. The Trust made a distribution on March 11, 2002 of $.576189 per Unit compared to a distribution of $.623899 per Unit made during the first quarter of 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         The Trust invests in no derivative financial instruments, and has no foreign operations or long- term debt instruments. The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.

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


                                             DOMINION RESOURCES BLACK WARRIOR
                                             TRUST

                                             By: BANK OF AMERICA, N.A., TRUSTEE



                                             By: /s/ Ron E. Hooper
                                                 ------------------------------
                                                 Ron E. Hooper
                                                 Senior Vice President


Date: May 7, 2002

               (The Trust has no directors or executive officers.)