Form 10-Q
period 2002-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2002-08-14
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2002

                                       or

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

         Number of units of beneficial interest outstanding at August 1, 2002:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

        The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2002, the distributable income for the three- month and six-month periods ended June 30, 2002 and 2001 and the changes in trust corpus for the six-month periods ended June 30, 2002 and 2001, have been included. The distributable income for the three and six months ended June 30, 2002 are not necessarily indicative of the distributable income for the full year.

        The condensed financial statements as of June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and 2001 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Dominion Resources Black Warrior Trust as of June 30, 2002, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2002 and 2001 and changes in trust corpus for the six-month periods ended June 30, 2002 and 2001. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 5, 2002

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

--------------------------------------------------------------------------------


                                                       June 30, 2002   December 31, 2001
                                                       -------------   -----------------
                                                        (Unaudited)
ASSETS
Cash and cash equivalents                              $     155,803     $      93,413
Royalty interests in
  gas properties (less accumulated
  amortization of $101,660,862
  at June 30, 2002 and
  $98,091,654 at
  December 31, 2001)                                      54,156,638        57,725,846
                                                       -------------     -------------
TOTAL ASSETS                                           $  54,312,441     $  57,819,259
                                                       =============     =============
LIABILITIES AND TRUST
CORPUS
Trust administration expenses payable                  $     213,362     $     111,820

Trust corpus -
7,850,000 units of
beneficial interest
authorized, issued and
outstanding                                               54,099,079        57,707,439
                                                       -------------     -------------
TOTAL LIABILITIES
AND TRUST CORPUS                                       $  54,312,441     $  57,819,259
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


--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------


                                               For               For
                                            the Three         the Three
                                           Months Ended      Months Ended
                                           June 30, 2002    June 30, 2001
                                           -------------    -------------
Royalty income                             $  4,752,462      $  8,805,298
Interest income                                   4,322            19,789
                                           ------------      ------------
                                           $  4,756,784         8,825,087

General and administrative
        expenses                               (198,531)         (215,303)
                                           ------------      ------------
Distributable income                       $  4,558,253      $  8,609,784
                                           ============      ============

Distributable income
        per unit (7,850,000 units)         $        .58      $       1.10
                                           ============      ============



The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------


                                            For                For
                                          the Six            the Six
                                        Months Ended       Months Ended
                                       June 30, 2002       June 30, 2001
                                       --------------      --------------
Royalty income                         $    9,411,732      $   13,886,051
Interest income                                 8,716              35,540
                                       --------------      --------------
                                       $    9,420,448      $   13,921,591

General and administrative
        expenses                             (421,691)           (461,658)
                                       --------------      --------------
Distributable income                   $    8,998,757      $   13,459,933
                                       ==============      ==============

Distributable income
        per unit (7,850,000 units)     $         1.15      $         1.71
                                       ==============      ==============



The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------



                                                 For                For
                                               the Six            the Six
                                             Months Ended       Months Ended
                                             June 30, 2002      June 30, 2001
                                             -------------      -------------
Trust corpus, beginning of period            $  57,707,439      $  65,575,056
Amortization of royalty interests               (3,569,208)        (4,181,556)
Distributable income                             8,998,757         13,459,933
Distributions to Unitholders                    (9,037,909)       (13,521,242)
                                             -------------      -------------
Trust corpus, end of period                  $  54,099,079      $  61,332,191
                                             =============      =============
Distributions per unit (7,850,000 units)     $        1.15      $        1.72
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

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of distributable income during the reporting period. Actual results could differ from those estimates.

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

        The ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated Section 29 credits could be in question with respect to any uncertified wells. In some cases the extent to which production from the various coal scam gas wells in which the Trust holds an interest would qualify for the Section 29 credit under the standards applied in the case discussed above is unclear, and the Trustee has requested that Dominion Resources provide clarification and an assessment of the effects of the foregoing, if any, on the Trust and its Unitholders. The Trustee has been advised that Dominion Resources is obtaining any necessary FERC certifications for recompleted wells not yet certified. Pending such certifications and other clarification and assessment, or further developments, the availability of
Section 29 credits to Unitholders in respect of some portion of the Trust's coal seam gas production could be subject to debate and challenge.

4.      DISTRIBUTIONS TO UNITHOLDERS

        The Trustee determines for each calendar quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is an amount equal to the excess, if any, of the cash received by the Trust attributable to production from the Royalty Interests during such quarter, provided that such cash is received by the Trust on or before the last business day prior to the 45th day following the end of such calendar quarter, plus the amount of interest expected by the Trustee to be earned on such cash proceeds during the period between the date of receipt by the Trust of such cash proceeds and the date of payment to the Unitholders of such Quarterly Distribution Amount, plus all other cash receipts of the Trust during such quarter to the extent not distributed or held for future distribution as a Special Distribution Amount (as defined below) or included in the previous Quarterly Distribution Amount which might include sales proceeds not sufficient in amount to qualify for a special distribution as described in the next paragraph and interest, over the liabilities of the Trust paid during such quarter and not taken into account in determining a prior Quarterly Distribution Amount, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. An amount which is not included in the Quarterly Distribution Amount for a calendar quarter because such amount is received by the Trust after the last business day prior to the 45th day following the end of such calendar quarter will be included in the Quarterly Distribution Amount for the next calendar quarter. The Quarterly Distribution Amount for each quarter will be payable to Unitholders of record on the 60th day following the end of such calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Trustee will distribute the Quarterly Distribution Amount for each calendar quarter on or prior to 70 days after the end of such calendar quarter to each person who was a Unitholder of record on the record date for such calendar quarter.

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

Three and Six Months Ended June 30, 2002 Compared To Three and Six Months Ended June 30, 2001

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

        The Trust received royalty income amounting to $4,752,462 during the second quarter of 2002 compared to $8,805,298 during the second quarter of 2001. This revenue was derived from the receipt of cash on production of 1,518 Mmcf at an average price received of $3.13 per mcf after deducting production taxes of $299,656 compared to 1,722 Mmcf with an average price of $5.11 per mcf after deducting production taxes of $571,622 in the second quarter of 2001. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Company or the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Royalty income for the six months ended June 30, 2002 was $9,411,732 as compared to $13,886,051 for the same period in 2001. This revenue was derived from the receipt of cash on production of 3,151 Mmcf at an average price received of $2.99 per mcf after deducting production taxes of $591,877, compared to 3,618 Mmcf at an average price received of $3.84 per mcf after deducting production taxes of $881,417 for the same period in 2001.

        Interest income during the second quarter of 2002 amounted to $4,322, as compared to $19,789 for the same period in 2001. Interest income for the six months ended June 30, 2002 was $8,716 compared to $35,540 for the comparable period in 2001. These differences are a result of the lower interest rates and less funds available for investment.

        Administrative expenses during the second quarter of 2002 amounted to $198,531 compared to $215,303 in the same period in 2001. Administrative expenses for the six months ended June 30, 2002 were $421,691 as compared to $461,658 for the same period in 2001. For each of these periods, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during these periods.

        Distributable income for the second quarter of 2002 was $4,558,253, or $.58 per Unit, compared to distributable income for the second quarter of 2001 of $8,609,784, or $1.10 per Unit. Distributable income for the six months ended June 30, 2002 was $8,998,757 as compared to $13,459,933 for the same period in 2001. The Trust made a distribution on June 17, 2002 of $.575137 per Unit compared to a distribution of $1.098552 per Unit made during the second quarter of 2001.

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


                                        DOMINION RESOURCES BLACK WARRIOR
                                        TRUST

                                        By: BANK OF AMERICA, N.A., TRUSTEE



                                        By: /s/ Ron E. Hooper
                                            ------------------
                                            Ron E. Hooper
                                            Senior Vice President


Date:  August 14, 2002


               (The Trust has no directors or executive officers.)