Form 10-Q
period 2002-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2002-11-14
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


     [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002

                                       or

     [ ]        Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the transition period from ________ to _________


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

         Number of units of beneficial interest outstanding at November 1, 2002:
7,850,000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

        The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2001, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2002, the distributable income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the changes in trust corpus for the nine-month periods ended September 30, 2002 and 2001, have been included. The distributable income for the three and nine months ended September 30, 2002 are not necessarily indicative of the distributable income for the full year.

        The condensed financial statements as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Dominion Resources Black Warrior Trust as of September 30, 2002, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2002 and 2001 and changes in trust corpus for the nine-month periods ended September 30, 2002 and 2001. These condensed financial statements are the responsibility of the Trustee.

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


/s/ Deloitte & Touche LLP


Dallas, Texas
November 6, 2002

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------


                                             September 30, 2002         December 31, 2001
                                             ------------------         -----------------

ASSETS
Cash and cash equivalents                    $           66,901         $          93,413
Royalty interests in gas properties
  (less accumulated amortization of
  $103,372,701 at September 30, 2002
  and $98,091,654 at December 31,
  2001)                                              52,444,799                57,725,846
                                             ------------------         -----------------
TOTAL ASSETS                                 $       52,511,700         $      57,819,259
                                             ==================         =================
LIABILITIES AND TRUST CORPUS
Trust administration expenses                $          117,795         $         111,820
  payable
Trust corpus - 7,850,000 units of
  beneficial interest authorized,
  issued and outstanding                             52,393,905                57,707,439
                                             ------------------         -----------------
TOTAL LIABILITIES AND TRUST CORPUS           $       52,511,700         $      57,819,259
                                             ==================         =================


The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                                     For                            For
                                                  the Three                      the Three
                                                Months Ended                   Months Ended
                                             September 30, 2002             September 30, 2001
                                             ------------------             ------------------
Royalty income                               $        5,121,624             $        6,981,748
Interest income                                           3,888                         14,155
                                             ------------------             ------------------
                                                      5,125,512                      6,995,903

General and administrative expenses                    (221,530)                      (174,592)
                                             ------------------             ------------------
Distributable income                         $        4,903,982             $        6,821,311
                                             ==================             ==================

Distributable income per unit
   (7,850,000 units)                         $              .62             $              .87
                                             ==================             ==================








The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                                     For                            For
                                                  the Nine                       the Nine
                                                Months Ended                   Months Ended
                                             September 30, 2002             September 30, 2001
                                             ------------------             ------------------
Royalty income                               $       14,533,357             $       20,867,799
Interest income                                          12,603                         49,695
                                             ------------------             ------------------
                                                     14,545,960                     20,917,494

General and administrative expenses                    (643,221)                      (636,250)
                                             ------------------             ------------------
Distributable income                         $       13,902,739             $       20,281,244
                                             ==================             ==================
Distributable income per unit
   (7,850,000 units)                         $             1.77             $             2.58
                                             ==================             ==================








The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------



                                                           For                            For
                                                        the Nine                       the Nine
                                                      Months Ended                   Months Ended
                                                   September 30, 2002             September 30, 2001
                                                   ------------------             ------------------

Trust corpus, beginning of period                  $       57,707,439             $       65,575,056
Amortization of royalty interests                          (5,281,047)                    (6,118,781)
Distributable income                                       13,902,739                     20,281,244
Distributions to Unitholders                              (13,935,226)                   (20,276,073)
                                                   ------------------             ------------------

Trust corpus, end of period                        $       52,393,905             $       59,461,446
                                                   ==================             ==================

Distributions per unit (7,850,000 units)           $             1.78             $             2.58
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

        The Trust is subject to termination under certain circumstances described in the Trust Agreement. Upon the termination of the Trust, all Trust assets will be sold and the net proceeds therefrom distributed to Unitholders (as defined herein).

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

2.      BASIS OF ACCOUNTING

        The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial positions and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust's financial statements on such basis includes the following:

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

        The Company has not completed the process of evaluating the impact that will result from adopting Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" and SFAS 146 "Accounting for costs associated with exit or disposal activities." The Company is therefore unable to disclose the impact that adopting SFAS 143 and SFAS 146 will have on its financial position and results of operations when such statement is adopted.

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

        Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, is believed to qualify for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code (the "Code") so long as the wells are certified, as discussed below. This tax credit is calculated annually based on each year's qualified production through the year 2002. Therefore, the Section 29 tax credit will expire at the end of the year, unless extended by Congress.

        The Section 29 credit is based on a Unitholder's pro rata share of qualifying production. It can be used only to the extent that a Unitholder's regular tax liability exceeds the Unitholder's tentative minimum tax liability after the regular tax liability has been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation is subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no provisions that allow for the carryback or carryforward of Section 29 credits in any other circumstances. As the carryforward of unused Section 29 credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should be allowed even if the Section 29 credit is not extended after 2002. Dominion Resources provides the Trustee with Section 29 tax credit information related to Trust Properties, which is then passed along to the Unitholders.

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

        The tax consequences to a Unitholder of the ownership and sale of Units will depend in part on the Unitholder's tax circumstances. Each Unitholder should therefore consult the Unitholder's tax advisor about the federal, state, and local tax consequences to the Unitholder of the ownership of Units.

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

Three and Nine Months Ended September 30, 2002 Compared To Three and Nine Months Ended September 30, 2001

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

        The Trust received royalty income amounting to $5,121,624 during the third quarter of 2002 compared to $6,981,748 during the third quarter of 2001. This revenue was derived from the receipt of cash on production of 1,511 Mmcf at an average price received of $3.39 per mcf after deducting production taxes of $341,620 compared to 1,676 Mmcf with an average price of $4.17 per mcf after deducting production taxes of $465,389 in the third quarter of 2001. These prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Company or the Trustee. The decrease in production is attributed to normal depletion of existing available reserves. Royalty income for the nine months ended September 30, 2002 was $14,533,357 as compared to $20,867,799 for the same period in 2001.
This revenue was derived from the receipt of cash on production of 4,662 Mmcf at an average price received of $3.12 per mcf after deducting production taxes of $932,897, compared to 5,294 Mmcf at an average price received of $3.94 per mcf after deducting production taxes of $1,346,808 for the same period in 2001.

        Interest income during the third quarter of 2002 amounted to $3,888, as compared to $14,155 for the same period in 2001. Interest income for the nine months ended September 30, 2002 was $12,603 compared to $49,695 for the comparable period in 2001. These differences are a result of the lower interest rates and less funds available for investment.

        Administrative expenses during the third quarter of 2002 amounted to $221,530 compared to $174,592 in the same period in 2001. Administrative expenses for the nine months ended September 30, 2002 were $643,221 as compared to $636,250 for the same period in 2001. For each of these periods, these expenses were primarily related to administrative services provided by Dominion Resources, the Trustee, and Mellon Bank (DE) National Association, a national banking association, during these periods.

        Distributable income for the third quarter of 2002 was $4,903,982, or $.62 per Unit, compared to distributable income for the third quarter of 2001 of $6,821,311, or $.87 per Unit. Distributable income for the nine months ended September 30, 2002 was $13,902,739 as compared to $20,281,244 for the same period in 2001. The Trust made a distribution on September 6, 2002 of $.623862 per Unit compared to a distribution of $.860488 per Unit made during the third quarter of 2001.

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


                           PART II - OTHER INFORMATION

Item 5. Other Events

        As more fully described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001, El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company ("El Paso"), and the Company are parties to a gas purchase agreement (the "Gas Purchase Agreement"), pursuant to which El Paso is required to purchase the gas produced from the Underlying Properties for as long as the Underlying Properties produce natural gas. On July 1, 2002, El Paso and the Company entered into an amendment to the Gas Purchase Agreement (the "July 2002 Amendment").

        Under the Gas Purchase Agreement as now in effect, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly specified base quantity during each month is divided into two categories, a Fixed Price Quantity and an Index Price. Until December 31, 2002, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly Fixed

Price Quantity is $3.70 per MMBtu. The price payable by El Paso for each MMBtu of gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity is the sum of (a) the price published in the price table dated the first (1st) day of the applicable month by Inside F.E.R.C.'s Gas Market Report for "Prices of Sport Gas Delivered to Pipelines" "Southern Natural Gas Co." "Louisiana" "Index" and (b) a premium per MMBtu (ranging from $.05 to $.07) (the "Monthly Index Price"), multiplied by 0.9826 (the wet/dry conversion factor). Commencing January 1, 2003, the pricing formula for the Index Price Quantity described in the immediately preceding sentence shall apply to the entire monthly base quantity. Also effective January 1, 2002, the price payable by El Paso for gas production in excess of the specified monthly base quantity each month is the sum of the Index Price and $.02 per MMBtu (the "Excess Quantity Contract Price"), multiplied by 0.9826 (the wet/dry conversion factor).

        Pursuant to the July 2002 Amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly specified base quantity during each month shall be divided into two categories, a Fixed Price Quantity and an Index Price Quantity. Until December 31, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly Fixed Price Quantity shall be $3.68 per MMBtu. The price payable by El Paso for each MMBtu of gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity shall be the sum of (a) the price published in the price table dated the first (1st) day of the applicable month by Inside F.E.R.C.'s Gas Market Report for "Prices of Sport Gas Delivered to Pipelines" "Southern Natural Gas Co." "Louisiana" "Index" and (b) a premium per MMBtu (ranging from $.05 to $.07) (the "Monthly Index Price"), multiplied by
0.9826 (the wet/dry conversion factor). Commencing January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence shall apply to the entire monthly base quantity. Also effective January 1, 2002, the price payable by El Paso for gas production in excess of the specified monthly base quantity each month shall be the sum of the Index Price and $.02 per MMBtu (the "Excess Quantity Contract Price"), multiplied by 0.9826 (the wet/dry conversion factor).

         The Gas Purchase Agreement is filed as an exhibit to the Trust's Annual Report on Form 10- K for the year ended December 31, 2001 and the July 2002 Amendment is filed as an exhibit to this Form 10-Q. The foregoing summary of the material terms of such agreement is qualified in its entirety by reference to the terms of such agreements as set forth in such exhibits.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               10.1 July 1, 2002 Amendment to Gas Purchase Agreement between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and Dominion Black Warrior Basin, Inc.

               99.1 Certification by Bank of America, N.A., Trustee of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) A report on Form 8-K was filed on August 14, 2002 to furnish certification by Bank of America, N.A., as trustee of the Registrant, under Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                     DOMINION RESOURCES BLACK WARRIOR TRUST

                                     By:  BANK OF AMERICA, N.A., TRUSTEE



                                     By:  /s/ Ron E. Hooper
                                          -----------------------------------
                                          Ron E. Hooper
                                          Senior Vice President


Date:  November 8, 2002

               (The Trust has no directors or executive officers.)

                                 CERTIFICATIONS

         I, Ron Hooper, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Dominion Resources Black Warrior Trust, for which Bank of America, N.A., acts as Trustee;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

                  a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves persons who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Dominion Black Warrior Basin, Inc.




Date:  November 8, 2002             By: /s/ Ron Hooper
                                        ----------------------------------------
                                        Ron Hooper
                                        Senior Vice President and Administrator
                                        Bank of America, N.A.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
  10.1       July 1, 2002 Amendment to Gas Purchase Agreement between El Paso
             Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and Dominion Black Warrior Basin, Inc.

  99.1 Certification by Bank of America, N.A., Trustee of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.