Form 10-K
period 2002-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2003-03-28
CIK 923680

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                     NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                 WHICH REGISTERED
     -------------------                             ------------------------
UNITS OF BENEFICIAL INTEREST                       NEW YORK STOCK EXCHANGE, INC.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

      Indicate by a check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes  X   No
                                           ---     ---

      The aggregate market value of the registrant's units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $148,457,786.

      At March 1, 2003, there were 7,850,000 units of beneficial interest outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.


================================================================================

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
PART I ...........................................................................................    1
  Item 1. Business ...............................................................................    1
    GLOSSARY .....................................................................................    1
    DESCRIPTION OF THE TRUST .....................................................................    4
            Creation and Organization of the Trust ...............................................    4
            Assets of the Trust ..................................................................    4
            Duties and Limited Powers of the Trustee and the Delaware Trustee ....................    4
            Resignation of Trustees ..............................................................    5
            Transfer of Royalty Interests ........................................................    5
            Liabilities of the Trust .............................................................    6
            Liabilities of the Trustee and the Delaware Trustee ..................................    6
            Termination and Liquidation of the Trust .............................................    6
            Arbitration and Actions by Unitholders ...............................................    7
    DESCRIPTION OF UNITS .........................................................................    9
            Distributions and Income Computations ................................................    9
            Conditional Right of Repurchase ......................................................   10
            Possible Divestiture of Units ........................................................   11
            Periodic Reports .....................................................................   11
            Voting Rights of Unitholders .........................................................   12
            Liability of Unitholders .............................................................   12
            Transfer Agent .......................................................................   13
            Website/SEC Filings ..................................................................   13
    FEDERAL INCOME TAX CONSIDERATIONS ............................................................   13
            Summary of Certain Federal Income Tax Consequences ...................................   13
    ERISA CONSIDERATIONS .........................................................................   18
    STATE TAX CONSIDERATIONS .....................................................................   18
            Alabama Income Tax ...................................................................   18
            Alabama Business Privilege Tax .......................................................   19
            Alabama Severance Taxes ..............................................................   20
            Other Alabama Taxes ..................................................................   20
    REGULATION AND PRICES ........................................................................   20
            Regulation of Natural Gas ............................................................   20
            Environmental Regulation .............................................................   21
            Competition, Markets and Prices ......................................................   21
  Item 2. Properties .............................................................................   23
    THE ROYALTY INTERESTS ........................................................................   23
            The Underlying Properties ............................................................   23
            The Royalty Interests ................................................................   25
            Reserve Estimate .....................................................................   26
            Natural Gas Sales Prices and Production ..............................................   27
            Gas Purchase Agreement ...............................................................   27
            Operation of Properties ..............................................................   29
            Sale and Abandonment of Underlying Properties ........................................   30
            Dominion Resources's Assurances ......................................................   30
            Title to Properties ..................................................................   30
  Item 3. Legal Proceedings ......................................................................   31
  Item 4. Submission of Matters to a Vote of Security Holders ....................................   31

PART II ..........................................................................................   31
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters ..................   31
  Item 6. Selected Financial Data ................................................................   31
  Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations .....   32
            Critical Accounting Policies and Estimates ...........................................   34
            Liquidity and Capital Resources ......................................................   36
            Off-Balance Sheet Arrangements .......................................................   36

             Tabular Disclosure of Contractual Obligations .......................................   36
             Forward-Looking Statements ..........................................................   36
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk ............................   37
  Item 8. Financial Statements and Supplementary Data ............................................   38
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...   48

PART III .........................................................................................   48
  Item 10. Directors and Executive Officers of the Registrant ....................................   48
  Item 11. Executive Compensation ................................................................   48
  Item 12. Security Ownership of Certain Beneficial Owners and Management ........................   49
  Item 13. Certain Relationships and Related Transactions ........................................   49
             Administrative Services Agreement ...................................................   49
             Dominion Resources's Conditional Right of Repurchase ................................   49
             Potential Conflicts of Interest .....................................................   49
  Item 14. Controls and Procedures ...............................................................   50

PART IV ..........................................................................................   50
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................   50
             Financial Statements ................................................................   50
             Financial Statement Schedules .......................................................   50
             Exhibits ............................................................................   50
             Reports on Form 8-K .................................................................   50

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

       "Contract Price" means the price at which, pursuant to the Gas Purchase Agreement, El Paso Merchant Energy - Gas, L.P., as successor to Sonat Marketing, is obligated to purchase the Subject Gas at the central delivery points in the gathering system for the Underlying Properties. Pursuant to an amendment to the Gas Purchase Agreement, effective January 1, 2000 through December 31, 2000, the Monthly Base Quantity was divided into two categories, a fixed price quantity and the indexed price quantity. The price for each fixed price quantity was $2.45 per MMBtu. The price for each indexed price quantity was the sum of the Index Price and the Premium (as defined in such amendment), provided that such price would in no event be less than the Minimum Price nor more than the Maximum Price. Pursuant to a Gas Purchase Agreement amendment, effective January 1, 2001 through December 31, 2001, the Contract Price for each month equaled (a) for quantities of Gas equal to or less than 25% of the Monthly Base Quantity, $3.97 per MMBtu, (b) for quantities of Gas over and above 25% of the Monthly Base Quantity up to 75% of the Monthly Base Quantity, the sum of the Index Price and Premium, which Price could not be less than a floor of $3.00 per MMBtu and could not be greater than a ceiling of $5.30 per MMBtu, (c) for quantities of Gas over and above 75% of the Monthly Base Quantity up to the Monthly Base Quantity, the sum of the Index Price and Premium, and (d) for quantities of Gas in excess of the Monthly Base Quantity, the sum of the Index Price and $0.02 per MMBtu. Pursuant to a Gas Purchase Agreement amendment, effective January 1, 2002 through December 31, 2002, the Contract Price for each month equaled (a) for quantities of Gas up to and including the applicable Monthly Fixed Price Quantity, $3.70 per MMBtu, and (b) for quantities of Gas over and above the Monthly Fixed Price Quantity up to the Monthly Base Quantity, the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to that same Gas Purchase Agreement amendment, commencing January 1, 2002, the Contract Price for quantities of Gas over and above the Monthly Base Quantity equaled the sum of
(i) the Index Price and (ii) $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity shall be the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the July 1, 2002 Gas Purchase Agreement amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly specified base quantity during each month shall be divided into two categories, a Fixed Price Quantity and an Index Price Quantity (as defined therein). Until December 31, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly Fixed

Price Quantity shall be $3.68 per MMBtu. The price payable by El Paso for each MMBtu of gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity shall be the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Commencing January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence shall apply to the entire Monthly Base Quantity. Also effective January 1, 2004, the price payable by El Paso for gas production in excess of the specified Monthly Base Quantity each month shall be the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Prices are subject to negotiation and arbitration at the request of either party if they are unable to reach agreement.

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

       "Gas Purchase Agreement" means the Gas Purchase Agreement dated as of May 3, 1994, between the Company and El Paso, as successor to Sonat Marketing, as amended by instruments effective as of April 1, 1996, May 16, 1996, April 9, 1998, July 1, 1999, July 1, 2000, July 1, 2001 and July 1, 2002.

       "Gross Proceeds" means the aggregate amounts received by the Company Interests Owner attributable to the Company Interests from the sale of Subject Gas at the central delivery points in the gathering system for the Underlying Properties.

       "Gross Wells" means the total whole number of gas wells without regard to ownership interest.

       "Index Price" means the price published by Inside FERC Gas Market Report in its first issue of the month which posts prices for the beginning of such month for "Prices of Spot Gas Delivered to Pipelines -- Southern Natural Gas Co. -- Louisiana -- Index," for such month.

       "Mcf" means thousand cubic feet of natural gas. Natural gas volumes are stated herein at the legal pressure base of 14.65 or 14.73 pounds per square inch absolute, as the case may be, at 60 degrees Fahrenheit.

       "Maximum Price" means, for the periods from January 1, 2000 through December 31, 2000, January 1, 2001 through December 31, 2001, and January 1, 2002 through December 31, 2002, $2.82 per MMBtu, $5.30 per MMBtu, and $5.30 per MMBtu, respectively.

       "Minimum Price" means, for the periods from January 1, 2000 through December 31, 2000, January 1, 2001 through December 31, 2001, and January 1, 2002 through December 31, 2002, $2.20 per MMBtu, $3.00 per MMBtu, and $3.70 per MMBtu, respectively.

       "MMcf" means million cubic feet of natural gas. As used herein, 1 MMcf is assumed to have a Btu content of 1004 MMBtu.

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

       "Ralph E. Davis & Associates" means Ralph E. Davis & Associates, independent petroleum engineers.

       "Reserve Estimate" means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2003, prepared by Ralph
E. Davis & Associates.

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


ASSETS OF THE TRUST

       The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist of overriding royalty interests burdening the Company's interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company's Gross Proceeds (as defined in the glossary). The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). See "Properties--The Royalty Interests."

       The Company has advised the Trustee that all the production attributable to the Underlying Properties is from the Pottsville coal formation and until January 1, 2003 constitutes coal seam gas that entitled the owners of such production, provided certain requirements were met, to tax credits pursuant to
Section 29 of the Code, upon the production and sale of such gas (to the extent the Section 29 credit is available and not expired). See "--Federal Income Tax Considerations."


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

                              DESCRIPTION OF UNITS

       Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 24, 2003, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.


DISTRIBUTIONS AND INCOME COMPUTATIONS

       The Trustee determines for each calendar quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust attributable to production from the Royalty Interests during such calendar quarter, provided that such cash is received by the Trust on or before the last business day prior to the 45th day following the end of such calendar quarter, plus the amount of interest expected by the Trustee to be earned on such cash proceeds during the period between the date of receipt by the Trust of such cash proceeds and the date of payment to the Unitholders of such Quarterly Distribution Amount, plus all other cash receipts of the Trust during such calendar quarter (to the extent not distributed or held for future distribution as a Special Distribution Amount (as defined herein) or included in the previous Quarterly Distribution Amount) (which might include sales proceeds not sufficient in amount to qualify for a special distribution, as described in the next paragraph, and interest), over the liabilities of the Trust paid during such calendar quarter and not taken into account in determining a prior Quarterly Distribution Amount, subject to adjustments for changes made by the Trustee during such calendar quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. An amount which is not included in the Quarterly Distribution Amount for a calendar quarter because such amount is received by the Trust after the last business day prior to the 45th day following the end of such calendar quarter shall be included in the Quarterly Distribution Amount for the next calendar quarter. The Quarterly Distribution Amount for each calendar quarter will be payable to Unitholders of record on the 60th day following the end of such calendar quarter unless such day is not a business day in which case the record date will be the next business day thereafter. The Trustee will distribute the Quarterly Distribution Amount for each calendar quarter on or prior to 70 days after the end of such calendar quarter to each person who was a Unitholder of record on the record date for such calendar quarter.

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

CONDITIONAL RIGHT OF REPURCHASE

       Dominion Resources (and any of its successor and affiliates) has the right to repurchase all (but not less than all) outstanding Units at any time at which 15 percent or less of the outstanding Units are owned by persons or entities other than Dominion Resources and its affiliates. Subject to the following sentence, any such repurchase would be at a price equal to the greater of (i) the highest price at which Dominion Resources or any of its affiliates acquired Units during the 90 days immediately preceding the date (the "Determination Date") which is 3 New York Stock Exchange ("NYSE") trading days prior to the date on which notice of such exercise is delivered to the Unitholders and (ii) the average closing price of Units on the NYSE for the 30 trading days immediately preceding the Determination Date. If Dominion Resources or any of its affiliates acquires Units (other than an acquisition from Dominion Resources or any affiliate) during the period that is 3 NYSE trading days after the Determination Date at a price per Unit greater than that at which an acquisition was made during the 90-day period referred to in clause (i) of the preceding sentence, then for purposes of clause (i) of the preceding sentence the highest price used therein will be such greater price. Any such repurchase would be conducted in accordance with applicable federal and state securities laws.

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

       If Dominion Resources and the Trustee give a notice of repurchase and if, on or before the date fixed for repurchase, the funds necessary for such repurchase are set aside by Dominion Resources, separate and apart from its other funds in trust for the pro rata benefit of the holders of the Units so noticed for repurchase, then, notwithstanding that any certificate for such Units has not been surrendered, at the close of business on the repurchase date the holders of such Units shall cease to be Unitholders and shall have no interest in or claims against Dominion Resources, the Company, the Trust, the Delaware Trustee or the Trustee by virtue thereof and shall have no voting or other rights with respect to such Units, except the right to receive the purchase price payable upon such repurchase, without interest thereon and without any other distributions for record dates after the date of notice of repurchase, upon surrender (and endorsement, if required by Dominion Resources) of their certificates, and the Units evidenced thereby shall no longer be held of record in the names of such Unitholders. Subject to applicable escheat laws, any monies so set aside by Dominion Resources and unclaimed at the end of 2 years from the repurchase date shall revert to the general funds of Dominion Resources, after which reversion the holders of such Units so noticed for repurchase could look only to the general funds of Dominion Resources for the payment of the purchase price. Any interest accrued on funds so deposited would be paid to Dominion Resources from time to time as requested by Dominion Resources.

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

POSSIBLE DIVESTITURE OF UNITS

       The Trust Agreement imposes no restrictions based on nationality or other status of Unitholders. The Trust Agreement provides, however, that in the event of certain judicial or administrative proceedings seeking the cancellation or forfeiture of any property in which the Trust has an interest, or asserting the invalidity of, or otherwise challenging any portion of the Royalty Interests because of the nationality, citizenship or any other status of any one or more Unitholders, the Trustee will give written notice thereof to each Unitholder whose nationality, citizenship or other status is an issue in the proceeding, which notice will constitute a demand that such Unitholder dispose of his Units within 30 days. If any Unitholder fails to dispose of his Units in accordance with such notice, the Trustee will cancel all outstanding certificates issued in the name of such Unitholder, transfer all Units held by such Unitholder to the Trustee and sell such Units (including by private sale). The proceeds of such sale (net of sales expenses), pending delivery of certificates representing the Units, will be held by the Trustee in a non-interest bearing account for the benefit of the Unitholder and paid to the Unitholder upon surrender of such certificates. Cash distributions payable to such Unitholder will also be held in a non-interest bearing account pending disposition by the Unitholder of the Units or cancellation of certificates representing the Units by the Trustee, subject to a maximum retention period of 2 years or such shorter period as shall be permitted by applicable laws.


PERIODIC REPORTS

       The Trustee causes a reserve report to be prepared for the Trust (by a firm of independent petroleum engineers mutually selected by the Trustee and the Company) each year showing estimated proved natural gas reserves and other reserve information attributable to the Royalty Interests as of December 31 of such year. Such reserve reports show estimated future net revenues and the net present value (discounted at 10 percent) of the estimated future net revenues (using the year-end market or Contract Price as of December 31 as appropriate) from proved reserves attributable to the Royalty Interests. The costs of the reserve reports are paid by the Trust and constitute an administrative expense. The Trustee also provides to Dominion Resources and the Company, within 15 days after the end of each calendar quarter, a written itemized report showing all administrative costs of the Trust paid during such quarter.

       Within 75 days following the end of each of the first three calendar quarters of each calendar year, the Trustee mails to each person or entity who was a Unitholder of record (i) on the record date for each such calendar quarter and (ii) on a Special Distribution Amount record date occurring during such quarter, if any, a report which shows in reasonable detail the assets and liabilities and receipts and disbursements of the Trust for such calendar quarter. Within 120 days following the end of each fiscal year, the Trustee mails to Unitholders of record as of a date to be selected by the Trustee an annual report containing audited financial statements which includes reserve information relating to the Trust and the Royalty Interests. See "--Federal Income Tax Considerations" for rules related to taking Section 29 credits.

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


WEBSITE/SEC FILINGS

       The Trust maintains an Internet Website at www.dom-dominionblackwarriortrust.com, and will provide website access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as soon as reasonably practicable after it files with or furnishes such material to the SEC.

                        FEDERAL INCOME TAX CONSIDERATIONS

       THE TAX CONSEQUENCES TO A UNITHOLDER OF THE OWNERSHIP AND SALE OF UNITS WILL DEPEND IN PART ON THE UNITHOLDER'S TAX CIRCUMSTANCES. EACH UNITHOLDER SHOULD THEREFORE CONSULT THE UNITHOLDER'S TAX ADVISOR ABOUT THE FEDERAL, STATE AND LOCAL TAX CONSEQUENCES TO THE UNITHOLDER OF THE OWNERSHIP OF UNITS.

       The sections entitled "Federal Income Tax Consequences" and "Risk Factors--Tax Considerations" appearing in the Prospectus set forth, respectively, a discussion of the material federal income tax matters of general application of the acquisition, ownership and sale of the Units acquired in the Public Offerings and a discussion of certain risk factors associated with matters of federal income taxation as applied to the Trust and such Unitholders. A copy of such sections of the Prospectus is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

       In connection with the registration of the Units for offer and sale in the Public Offerings, Dominion Resources and the Underwriters received certain opinions of special counsel ("Special Counsel") to Dominion Resources (upon which the Trustee and the Delaware Trustee were entitled to rely), including, without limitation, opinions as to the material federal income tax consequences of the ownership and sale of the Units acquired in either of the Public Offerings. Each of these opinions was based on provisions of the Code existing as of June 28, 1994, with respect to the opinions given in connection with the Initial Public Offering, and as of June 8, 1995, with respect to the opinions given in connection with the Secondary Public Offering, and existing and proposed regulations thereunder, administrative rulings and court decisions as of such dates, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the IRS. In addition, such opinions were based on various representations as to factual matters made by the Company and Dominion Resources in connection with the Public Offerings. In addition, such opinions were expressly limited in their application to investors purchasing Units in each of such Public Offerings and, as a result, provide no assurance to investors not purchasing Units in one of the Public Offerings.

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

SUMMARY OF CERTAIN FEDERAL INCOME TAX CONSEQUENCES

       The following summary of certain federal income tax consequences of acquiring, owning and disposing of Units is based on the opinions of Special Counsel to Dominion Resources on federal income tax matters, which are set forth in the Prospectus, and is qualified in its entirety by express reference to the sections of the Prospectus identified in the first paragraph of this "Federal Income Tax Considerations" section. Although the Trustee believes that the following summary contains a description of all of the material matters discussed in the opinions referenced above, the summary is not exhaustive and many other provisions of the federal tax laws may affect individual Unitholders. Furthermore, the summary does not purport to be complete or address the tax issues potentially affecting Unitholders acquiring Units other than by purchase through either of the Public Offerings. Each Unitholder should consult the Unitholder's tax advisor with respect to the effects of the Unitholder's ownership of Units on the Unitholder's personal tax situation.


     Coalseam gas produced and sold after December 31, 2002 will no longer generate Section 29 tax credits unless the applicability of the Section 29 tax credits are extended by Congress. Accordingly all discussion of Section 29 tax credits are applicable only to those credits carried through December 31, 2002.


Classification and Taxation of the
    Trust................................   The Trust is a grantor trust and not
                                            an association taxable as a
                                            corporation. As a grantor trust, the
                                            Trust is not subject to federal
                                            income tax. There can be no
                                            assurance that the IRS will not
                                            challenge this treatment. The tax
                                            treatment of the Trust and
                                            Unitholders would be materially
                                            different if the IRS were to
                                            successfully challenge this
                                            treatment.

Limits on Deductions and Credits.........   Generally, a taxpayer was entitled
                                            to claim deductions and tax credits
                                            generated by an investment only if
                                            the investment has economic
                                            substance. The application of this
                                            principle in the context of the
                                            production and sale of
                                            nonconventional fuels (like coal
                                            seam gas) that generated the Section
                                            29 tax credit is uncertain because
                                            such application has not been
                                            addressed either by a court or the
                                            IRS. An investment has economic
                                            substance if the investor could
                                            demonstrate that there was
                                            reasonable possibility of deriving
                                            an economic profit from the
                                            investment in excess of a de minimis
                                            amount, apart from tax benefits. In
                                            many cases, economic profit had been
                                            computed by comparing the taxpayer's
                                            total cash investment to the total
                                            cash reasonably expected to be
                                            received by the taxpayer as a result
                                            of the investment (a "Pre-Tax Profit
                                            Objective"). At the time of the
                                            Public Offerings, Special Counsel to
                                            Dominion Resources expressed the
                                            opinion (only in connection with the
                                            Public Offerings) that the ownership
                                            of Units purchased in either of the
                                            Public Offerings, which ownership is
                                            not subject to puts, calls or other
                                            risk allocation devices, has
                                            economic substance even if the owner
                                            has no Pre- Tax Profit Objective. No
                                            assurance is given either by the
                                            Trustee or counsel to the Trustee to
                                            a purchaser of Units in or following
                                            the Public Offerings as to whether
                                            (and to what extent) such purchaser
                                            is or will be entitled to claim
                                            deductions and the Section 29 tax
                                            credit generated with respect to
                                            such Units.

Taxation of Unitholders..................   Each Unitholder is taxed directly on
                                            his proportionate share of income,
                                            deductions and credits of the Trust
                                            attributable to the Royalty
                                            Interests consistent with each such
                                            Unitholder's taxable year and method
                                            of accounting and without regard to
                                            the taxable year or method of
                                            accounting employed by the Trust.

Income and Deductions....................   The income of the Trust consists
                                            primarily of a specified share of
                                            the proceeds from the sale of coal
                                            seam gas produced from the
                                            Underlying Properties. During 2002,
                                            the Trust earned interest income on
                                            funds held for distribution and made
                                            adjustments to the cash reserve
                                            maintained for the payment of
                                            contingent and future obligations of
                                            the Trust. The deductions of the
                                            Trust consist of severance taxes and
                                            administrative expenses. In
                                            addition, each Unitholder is
                                            entitled to depletion deductions.
                                            See "Unitholder's Depletion
                                            Allowance" below

                                            Individuals may deduct
                                            "miscellaneous itemized deductions"
                                            (including, in general, investment
                                            expenses) only to the extent that
                                            such expenses exceed 2 percent of
                                            the individual's adjusted gross
                                            income. Although there are
                                            exceptions to the 2 percent
                                            limitation, authority suggests that
                                            no exceptions apply to expenses
                                            passed through from a grantor trust,
                                            like the Trust.

Section 29 Tax Credits ..................   Unitholders were entitled, provided
                                            certain requirements were met, to
                                            claim tax credits pursuant to
                                            Section 29 of the Code with respect
                                            to sales of coal seam gas production
                                            attributable to the Royalty
                                            Interests that was produced from the
                                            Existing Wells, the gross income
                                            from which was included in their
                                            taxable income. The Section 29 tax
                                            credit provided to a taxpayer a
                                            dollar-for-dollar reduction in his
                                            regular federal income tax liability
                                            and, therefore, generally provided
                                            to him a greater benefit than a
                                            deduction, which merely reduces the
                                            amount of his taxable income. For a
                                            Unitholder who owned the same Units
                                            of record on all four quarterly
                                            record dates during 2002, the
                                            available Section 29 tax credit is
                                            approximately $.858564 per Unit,
                                            based on the first estimate of the
                                            GNP implicit price deflator
                                            published by the Bureau of Economic
                                            Analysis.

                                            The availability of Section 29 tax
                                            credits is dependent upon meeting a
                                            number of requirements, many of
                                            which are factual in nature. The
                                            Company and Dominion Resources
                                            represented only in connection with
                                            the Public Offerings that those
                                            factual requirements were met. At
                                            the time of each of the Public
                                            Offerings, Special Counsel opined as
                                            to those requirements that are
                                            statutory or legal in nature. If any
                                            of the factual requirements are not
                                            met, or the opinion not followed,
                                            some or all of the expected Section
                                            29 tax credits may not be available.

                                            Production from coal seam gas wells
                                            drilled after December 31, 1979 and
                                            prior to January 1, 1993, qualifies
                                            for the Section 29 credit, so long
                                            as the wells are certified by the
                                            Federal Energy Regulatory Commission
                                            ("FERC"). For a discussion of the
                                            well certification requirement and
                                            its impact on the wells included
                                            within the Underlying Properties,
                                            see Note 3 to the Financial
                                            Statements.

                                            The Section 29 credit is calculated
                                            annually based on each year's
                                            qualified production throughout the
                                            year 2002. Coal seam gas produced
                                            and sold after December 31, 2002,
                                            will no longer generate a Section 29
                                            credit unless applicability of the
                                            Section 29 credit is extended by
                                            Congress. Legislation currently is
                                            proposed to extend the Section 29
                                            credit retroactively to January 1,
                                            2003. Of course, there can be no
                                            assurance that such legislation will
                                            be passed and, if passed, will be
                                            effective retroactively to January
                                            1, 2003.

Limits on Unitholder's Use of
    Section 29 Credits...................   The Section 29 credit is based on
                                            the Unitholder's pro rata share of
                                            qualifying production. It can be
                                            used only to the extent that a
                                            Unitholder's regular tax liability
                                            exceeds the Unitholder's tentative
                                            minimum tax liability after the
                                            regular tax liability has been
                                            reduced by the foreign tax credit
                                            and certain other nonrefundable
                                            personal credits. Any part of the
                                            Section 29 credit not allowed for
                                            the tax year solely because of this
                                            alternative minimum tax limitation
                                            is subject to certain carryover
                                            provisions relating to the
                                            alternative minimum tax calculation.
                                            Except for
                                            the foregoing, there are no Code
                                            provisions that allow for the
                                            carryback or carryforward of Section
                                            29 credits in any other
                                            circumstances. As the carryforward
                                            of unused Section 29 credits is
                                            related to the alternative minimum
                                            tax calculation for succeeding
                                            years, carryforwards should be
                                            allowed even if the Section 29
                                            credit is not extended after 2002.

Quarterly Allocations of Section 29
    Credits..............................   Under the Code, a Unitholder was
                                            entitled to Section 29 tax credits
                                            only to the extent that he was an
                                            owner of the economic interest at
                                            the time the coal seam gas was
                                            produced. The Trustee allocates the
                                            income received by the Trust for a
                                            quarter, and the Section 29 tax
                                            credit allocable to such income, to
                                            Unitholders of record on the
                                            quarterly record date for such
                                            quarter. Such an allocation may be
                                            challenged by the IRS, but any
                                            challenge is likely to have a
                                            material adverse effect only if
                                            successful and only for Unitholders
                                            who do not own Units for a full
                                            quarter for each record date,
                                            particularly Unitholders who acquire
                                            Units shortly before a record date
                                            and sell shortly after a record
                                            date. At the time of each of the
                                            Public Offerings, Special Counsel
                                            declined to express an opinion as to
                                            whether the IRS would accept
                                            quarterly allocations or would
                                            require income, credits and
                                            deductions of the Trust to be
                                            determined and allocated daily based
                                            on ownership at the time of
                                            production or on some other basis.

Treatment of the Royalty
    Interests............................   Each Royalty Interest is a
                                            nonoperating economic interest in an
                                            Underlying Property because it is a
                                            right to a fixed percentage of the
                                            gross proceeds from the sale of gas
                                            as, if and when produced from such
                                            properties, the right endures for
                                            the economic life of the burdened
                                            reserves and the right is not
                                            required to bear any cost of
                                            developing or producing such gas.

Unitholder's Depletion
    Allowance............................   Each Unitholder is entitled to
                                            amortize the cost of the Units
                                            through cost depletion over the life
                                            of the Royalty Interests (or, if
                                            greater, through percentage
                                            depletion equal to 15 percent of
                                            gross income). If any portion of the
                                            Royalty Interests is treated as a
                                            production payment or is not treated
                                            as an economic interest, however, a
                                            Unitholder will not be entitled to
                                            depletion in respect of such
                                            portion. No depletion allowances
                                            were available to Unitholders in
                                            respect of production from the
                                            Royalty Interests prior to June 28,
                                            1994.

Depletion Recapture......................   If a taxpayer disposes of any
                                            "section 1254 property" (certain
                                            oil, gas, geothermal or other
                                            mineral property), and if the
                                            adjusted basis of such property
                                            includes adjustments for deductions
                                            for depletion under Section 611 of
                                            the Code, the taxpayer generally
                                            must recapture the amount deducted
                                            for depletion in ordinary income (to
                                            the extent of gain realized on the
                                            disposition of the property). This
                                            depletion recapture rule applies to
                                            any disposition of property that was
                                            placed in service by the taxpayer
                                            after December 31, 1986. Detailed
                                            rules set forth in Sections 1.1254-1
                                            through 1.1254-6 of the United
                                            States Treasury regulations govern
                                            dispositions of property after March
                                            13, 1995. The Service will likely
                                            take the position that a Unitholder
                                            who purchases a Unit subsequent to
                                            December 31, 1986, must recapture
                                            depletion upon the disposition of
                                            that Unit.

Non-Passive Activity Income,
    Credits and Loss ....................   The income, credits and expenses of
                                            the Trust are not taken into account
                                            in computing the passive activity
                                            losses and income under Section 469
                                            of the Code for a Unitholder who
                                            acquires and holds Units as an
                                            investment and did not acquire them
                                            in the ordinary course of a trade or
                                            business. Section 29 tax credits
                                            generated by an investment in Units
                                            could be utilized to offset regular
                                            tax liability on income from any
                                            source whether active or passive,
                                            subject to other limitations
                                            discussed herein or arising from the
                                            individual tax circumstances of each
                                            Unitholder. See "Limits on
                                            Unitholder's Use of Credits" above.

Tax Shelter Registration ................   The Trust is registered as a "tax
                                            shelter" and its tax shelter
                                            registration number is 94-277000355.
                                            Issuance of a tax shelter
                                            registration number does not
                                            indicate that the investment in
                                            Units or the claimed tax benefits
                                            have been reviewed, examined or
                                            approved by the IRS.

Substantial Understatement
    Penalty .............................   Section 6662 of the Code imposes a
                                            penalty in certain circumstances for
                                            a substantial understatement of
                                            taxes if a taxpayer's tax liability
                                            is understated by more than the
                                            greater of (i) 10 percent of the
                                            taxes required to be shown on the
                                            return or (ii) $5,000 ($10,000 for
                                            most corporations). The penalty
                                            (which is not deductible) is 20
                                            percent of the understatement.

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

                                            No assurance is given either by the
                                            Trustee or counsel to the Trustee as
                                            to the possible application of this
                                            penalty or any other penalties, in
                                            part because such application
                                            depends largely upon the individual
                                            circumstances under which the Units
                                            were acquired. As a result,
                                            purchasers of Units in and after the
                                            Public Offerings should consult with
                                            their personal tax advisors.

Unitholder Reporting
    Information .........................   The Trustee furnishes to Unitholders
                                            tax information concerning royalty
                                            income, depletion and the Section 29
                                            tax credits on an annual basis.
                                            Year-end tax information is
                                            furnished to Unitholders no later
                                            than March 15 of the following year.
                                            See third paragraph under
                                            "Description of Units--Periodic
                                            Reports."

                                            Unless the final information issued
                                            by the U.S. Treasury Department at
                                            the end of March regarding the
                                            amount of the Section 29 credit for
                                            2002 differs materially from the
                                            Trustee's estimate, the final
                                            information will be contained in the
                                            next quarterly report. However, to
                                            the extent the final information
                                            issued by the U.S. Treasury
                                            Department causes the tax credit
                                            amounts for 2002 to differ
                                            materially from the Trustee's
                                            estimates contained in the 2002 Tax
                                            Information booklet, the Trustee
                                            will promptly mail final tax credit
                                            information to each affected
                                            Unitholder.

                              ERISA CONSIDERATIONS

       The section entitled "ERISA Considerations" appearing in the Prospectus sets forth certain information regarding the applicability of the Employee Retirement Income Security Act of 1974, as amended, and the Code to pension, profit-sharing and other employee benefit plans and to individual retirement accounts (collectively, "Qualified Plans"). A copy of sections of the Prospectus is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

       Due to the complexity of the prohibited transaction rules and the penalties imposed upon persons involved in prohibited transactions, it is important that potential Qualified Plan investors consult with their counsel regarding the consequences under ERISA and the Code of their acquisition and ownership of Units.

                            STATE TAX CONSIDERATIONS

       THE FOLLOWING IS INTENDED AS A BRIEF SUMMARY OF CERTAIN INFORMATION REGARDING STATE INCOME TAXES AND OTHER STATE TAX MATTERS AFFECTING THE TRUST AND THE UNITHOLDERS. UNITHOLDERS SHOULD THEREFORE CONSULT THE UNITHOLDER'S TAX ADVISOR REGARDING STATE INCOME TAX FILING AND COMPLIANCE MATTERS.

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

       Alabama tax counsel has advised the Trust that the Alabama Department of Revenue (the "DOR") will permit the Trust to file a "composite income tax return" on behalf of all Unitholders who are not residents of Alabama, and that the filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for each of the years 1995-2001 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2002 and each year thereafter for so long as the composite return does not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2002. Accordingly, no Alabama state income tax is due under the 2002 return. No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2002 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, "Nonresident Unitholders" will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year which shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as "Resident Unitholders."

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


ALABAMA BUSINESS PRIVILEGE TAX

       Alabama previously imposed a franchise tax on domestic corporations and foreign corporations doing business in Alabama, under a broad definition of "corporation" in the state constitution, based on the amount of a corporation's "capital employed" in the state. In reliance upon the representations and assumptions set forth in the Prospectus and on a private letter ruling issued June 10, 1994, by the DOR as to the offering of the Units, special Alabama tax counsel to the Company opined in connection with each of the Public Offerings that the Trust was not subject to Alabama franchise tax. Although the Alabama Commissioner of Revenue has the authority to revoke retroactively DOR rulings under certain limited circumstances, special Alabama tax counsel did not believe, based on the above representations and assumptions, that those circumstances existed with respect to the Company's private letter ruling. Dominion Resources agreed to indemnify the Trust against any resulting Alabama franchise tax imposed on the Trust.

       The Alabama franchise tax has been repealed and replaced with the Alabama business privilege tax, which levies an annual privilege tax on corporations, limited liability entities, and disregarded entities (as those terms are statutorily defined in Alabama's tax code) doing business in Alabama or organized under Alabama law.

       The DOR issued a revenue ruling in 2002 holding that the business privilege tax applied to a grantor trust. The DOR had previously issued a revenue ruling holding that the business privilege tax did not apply to a grantor trust, but that revenue ruling was revoked. Although the Trust is a grantor trust, it may not be subject to the business privilege tax because it was not subject to the repealed Alabama franchise tax pursuant to the aforementioned private letter ruling and because it is entitled to be indemnified by Dominion Resources under a contract entered into before 1999 for any Alabama franchise tax. The Trust paid no business privilege tax in 2002. The Trust intends to obtain confirmation in 2003 that it is not subject to the business privilege tax.


ALABAMA SEVERANCE TAXES

       Alabama levies severance taxes on the removal of certain natural resources. Statewide severance taxes are collected from oil, gas, coal, forest products and iron ore. Additional severance taxes are collected by certain counties on oil, gas, coal, stone, rock, clay, sand and gravel. Therefore, the Trust, as owner of the Royalty Interests, bears its proportionate share of Alabama state and county severance taxes. To the extent there is an increase in the amount of severance taxes, the cash distribution amount payable to Unitholders will decrease.


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


                              REGULATION AND PRICES

REGULATION OF NATURAL GAS

       Certain aspects of production, transportation, marketing and sale of natural gas from the Underlying Properties may be subject to federal and state governmental regulation, including regulation of transportation tariffs charged by pipelines, taxes, the prevention of waste, the conservation of natural gas, pollution controls and various other matters.

       Sales of natural gas produced from the Underlying Properties are considered to be sold at the wellhead (as opposed to downstream sales or resales) for purposes of pricing and, therefore, are not subject to federal regulation.

       The transportation of natural gas in interstate commerce is subject to federal regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act ("NGA") and the Natural Gas Policy Act of 1978. In past years, FERC has adopted regulatory policy changes that have affected the transportation of natural gas from the wellhead to the market. Interstate pipelines no longer perform a merchant function. Gas producers now sell gas to end users or market accumulators rather than into the system supply of an interstate pipeline who would then resell it. Transportation of gas on interstate pipelines is now on an "open access" basis and interstate pipelines have been required to unbundle their services with the result that customers now only pay for the services they require. The interstate pipeline connected to the gathering system for the underlying properties is subject to the regulations described above.

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

       Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by the Alabama Department of Environmental Management ("ADEM"). ADEM initially issued 5 permits in connection with the Underlying Properties which were consolidated into one permit in February 1994. The ADEM permit was renewed in 1999 and will expire in July 2004. It generally authorizes water disposal based upon the Black Warrior River's minimum flow rate and maximum chloride level. The Company has advised the Trust that since 1987 water disposal from the Underlying Properties has not been disrupted.

       While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it estimates that it plans to expend approximately $58,000 during 2003 for anticipated expenditures related to compliance with environmental laws.


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


THE UNDERLYING PROPERTIES

       Black Warrior Basin. The Black Warrior Basin covers 6,000 square miles in west central Alabama and contains 7 Pennsylvania age multi-seam coal groups in the Pottsville formation: the Black Creek, Mary Lee, Pratt, Cobb, Gwin, Utley and Brookwood coal groups. The Pottsville coal formation ranges from the surface to a depth of 4,100 feet.

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

       The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by River Gas in accordance with the Operating Agreement. See "--Operation of Properties." The Underlying Properties comprise 34,212 gross acres of land in an area approximately 5 miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of 8 wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2002, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.

       Well Count and Acreage Summary. The following table shows as of December 31, 2002, the gross and net producing wells and acres for the Company Interests. The net wells and acres are determined by multiplying the gross wells or acres by the Company Interests Owner's working interest in the wells or acres.

                                           NUMBER OF
                                             WELLS                  ACRES
                                        ---------------       ------------------
                                        GROSS       NET       GROSS        NET
                                        -----       ---       ------      ------
     Company Interests.............      532        519       34,212      33,391

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

       Water Removal and Disposal. Water from the wells located on the Underlying Properties is pumped from the wellhead to one of 5 water disposal systems, each with 2 ponds, where the water is analyzed and chemically treated to remove impurities, if necessary, prior to discharge into the Black Warrior River. Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by ADEM that will expire in July 2004. The ADEM permit generally authorizes water disposal based upon the Black Warrior River's minimum flow rate and maximum chloride level. The Company has advised the Trust that since 1987 water disposal from the Underlying Properties has not been disrupted. Although the facilities of the Company have the capacity to store several days of water production, if water disposal into the Black Warrior River is disrupted, natural gas production from the wells on the Underlying Properties would be curtailed during the period of such disruption. See "Business--Regulation and Prices--Environmental Regulation."

       Curtailments. The Company has advised the Trust that, during 2002, production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

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

       If additional wells are drilled, Section 29 credits will not be generated from production attributable to such additional wells unless the Section 29 credit is extended and the drilling requirement is changed.

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

       Pratt Recompletions. To recover behind pipe reserves, the Company Interests Owner recompleted certain of the Existing Wells to the Pratt coal seam prior to March 31, 1997. To the extent that production from the recompleted wells qualifies for the Section 29 tax credit, such production is taken into account by the Trustee when computing the Tax Credit per Unit furnished annually to the Unitholders.

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

RESERVE ESTIMATE

       Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 2003, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

                                                                        AS OF
     ROYALTY INTERESTS                                             JANUARY 1, 2003
     -----------------                                             ---------------
     Net Proved Natural Gas Reserves (MMcf)(a)(b):
          Developed Producing...................................         42,585
     Estimated Future Net Revenues (in thousands) (a)(c):
          2003..................................................       $ 19,586
          2004..................................................         18,261
          2005..................................................         15,900
          2006..................................................         13,865
          2007..................................................         12,070
          Thereafter............................................         84,388
                                                                       --------
               Total............................................       $164,070
                                                                       ========
               Total Discounted at 10 Percent...................       $ 95,563
                                                                       ========

----------

(a) The estimates of reserves and future net revenues summarized in this table are based upon an unescalated price of $3.862 through December 31, 2003, which was the price being received by the Company under the Gas Purchase Agreement as of January 1, 2003. After December 31, 2003, the price of $4.133 per Mcf was utilized which represented the market price for gas in their fields as of December 31, 2002. This price may not be the most representative price for estimating reserves or related future net revenues data. See "--Gas Purchase Agreement."

(b) As discussed in "Business--Federal Income Tax Considerations", coal seam gas produced and sold after December 31, 2002, will no longer generate a
     Section 29 credit unless applicability of the Section 29 credit is extended by Congress.

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

       The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 5.4 Bcf in 2003 to 3.6 Bcf in 2006.

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

NATURAL GAS SALES PRICES AND PRODUCTION

       The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

                                                   YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                DECEMBER 31, 2002    DECEMBER 31, 2001    DECEMBER 31, 2000
                                                -----------------    -----------------    -----------------
Production attributable to the Royalty
   Interests (Bcf) ..........................           6.1                  7.0                  8.0
Weighted average property, production and
   related taxes (per Mcf) ..................         $ .15                $ .16                $ .15
Average Contract Price (per Mcf) ............         $3.70                $2.99                $2.71

GAS PURCHASE AGREEMENT

       El Paso Merchant Energy - Gas, L.P. ("El Paso"), successor to Sonat Marketing Company ("Sonat Marketing"), is required under the Gas Purchase Agreement to purchase the gas produced from the Underlying Properties for as long as reserves on the Underlying Properties produce natural gas. Under the agreement, Sonat Marketing (as predecessor to El Paso under the Gas Purchase Agreement) was, in past years, obligated to purchase up to a specified monthly base quantity of gas for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000 the price paid on Index Price Quantities to a minimum price of $2.20 and a maximum price of $2.82. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 1998, the price paid for such gas production in excess of the specified monthly base quantities was the Index Price plus $.02. Effective January 1, 1999 through December 31, 2000, the price paid gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The Index Price, which is determined on a monthly basis, is Southern Natural Gas Company's posted index price for deliveries of gas in Louisiana.

       Effective January 1, 2001 through December 31, 2001, the price payable by El Paso for each MMBtu of the base quantity specified for each month was divided into three categories, a fixed price quantity, an index price quantity subject to a floor and ceiling price (the "Collared Index Quantity"), and an index price quantity not subject to a floor or ceiling price (the "Non-Collared Index Quantity"). The price paid for each MMBtu of fixed price quantity was $3.97 per MMBtu. For the amount of gas sold in excess of the fixed price quantity, the price for each MMBtu of gas sold up to the Collared Index Quantity was the Index Price, provided that the price payable each month would in no event be less than $3.00 per MMBtu nor more than $5.30 per MMBtu. For the amount of gas sold in excess of the fixed price quantity plus the Collared Index Quantity, the price for each MMBtu of gas sold was the sum of (a) the Index Price and (b) a premium per MMBtu (ranging from $.05 to $.07). The price payable by El Paso for each MMBtu of gas production in excess of the specified monthly base quantity each month was the sum of the Index Price plus $.02. Pursuant to a Gas Purchase Agreement amendment, effective January 1, 2002 through December 31, 2002, the price payable by El Paso for each MMBtu for each month was (a) for quantities of Gas up to and including the applicable Monthly Fixed Price Quantity, $3.70 per MMBtu, and (b) for quantities of Gas over and above the Monthly Fixed Price Quantity up to the Monthly Base Quantity, the sum of (i) the Index Price and
(ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to that same Gas Purchase Agreement amendment, commencing January 1, 2002, the price payable by El Paso for each MMBtu over and above the Monthly Base Quantity equaled the sum of (i) the Index Price and (ii) $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity shall be the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity shall be the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the July 1, 2002 Gas Purchase Agreement amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly specified base quantity during each month shall be divided into two categories, a Fixed Price quantity and an Index Price Quantity. Until December 31, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly Fixed Price Quantity shall be $3.68 per MMBtu. The price payable by El Paso for each MMBtu of gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity shall be the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Commencing January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence shall apply to the entire monthly base quantity. Also effective January 1, 2004, the price payable by El Paso for gas production in excess of the specified monthly base quantity each month shall be the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor.

       El Paso's obligation to purchase gas pursuant to the Gas Purchase Agreement (as well as the Company's obligation to sell such natural gas) may be suspended to the extent affected by the occurrence of any event not within the control of the affected party that renders the affected party unable to perform its obligations under the Gas Purchase Agreement if the event could not have been prevented by the exercise of reasonable diligence including: acts of God, strikes, lockouts or other industrial disturbances, acts of the public enemy, wars, blockades, insurrections, riots, epidemics, landslides, lightning, earthquakes, fires, storms, floods, washouts, arrests and restraints of governments and people, civil disturbances, explosions, breakage or accident to machinery or lines of pipe, the necessity for maintenance of or making repairs or alterations to machinery or lines of pipe, freezing of wells or lines of pipe, partial or entire failure of wells, curtailment, interruption or other unavailability of transportation, inability to acquire or delay in acquiring at reasonable cost and by the exercise of reasonable diligence, servitudes, rights of way, grants, permits, permissions, licenses, materials or supplies that are required to enable the affected party to perform its obligations. Following any such event, the affected party's obligations under the Gas Purchase Agreement will be suspended during the period of its inability to perform, and such party will as far as possible remedy the event with reasonable dispatch. During the pendency of any such suspension, the cash available for distribution, and the depletion deductions and Section 29 tax credits available for allocation (to the extent the Section 29 credit is available), by the Trust to Unitholders could be reduced materially or eliminated entirely. As discussed in "Business--Federal Income Tax Considerations", coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless applicability of the Section 29 credit is extended by Congress.

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

       Operating Agreement. Pursuant to the Operating Agreement, Phillips Petroleum operates and maintains the Underlying Properties for the Company and the other working interest owners. As amended October 30, 1996, the Operating Agreement had a 3 year term and was to be automatically renewed for additional one-year periods unless either party provided written notice to the other party of its desire to terminate the Operating Agreement before the end of the current calendar year. On December 27, 2000, Dominion Resources notified Phillips Petroleum that it was terminating the automatic one year extension of the agreement. As such, the current operating agreement will expire, unless agreed upon otherwise, on December 31, 2003. Upon not less than 30 days notice either Phillips Petroleum or the Company may terminate the Operating Agreement earlier than December 31, 2003 if: (i) the other party has committed a material breach of the Operating Agreement, unless such breach is cured in the manner specified in the Operating Agreement; (ii) the other party files a petition for relief under federal or state bankruptcy laws, the other party's insolvency is determined by a final court proceeding, the other party's filing of a petition or application to accomplish such a result or for the appointment of a receiver or trustee for such party or for a substantial part of its assets or commencement of any proceedings relating to the other party under any other reorganization, arrangement, insolvency, adjustment of debt or liquidation law of any jurisdiction; provided, however, that if such proceeding is not commenced, the proceeding will not give rise to a right to terminate the Operating Agreement unless such party consents or such proceeding has not been finally dismissed within 90 days after its commencement; or (iii) after good faith negotiations Phillips Petroleum and the Company and the other working interest owners cannot agree on an annual operating plan or budget for any year.

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

SALE AND ABANDONMENT OF UNDERLYING PROPERTIES

       The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2002, none of the wells included in the Underlying Properties had been plugged and abandoned.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Units in the Trust are listed and traded on the NYSE under the symbol "DOM". The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the NYSE and the amount of quarterly cash distributions per Unit paid by the Trust.

                                                           PRICE
                                                      -----------------   DISTRIBUTION
                                                       HIGH       LOW       PER UNIT
                                                      ------     ------   ------------
2002
----
First Quarter.......................................  $21.30     $19.65    $ .576189
Second Quarter......................................   24.55      17.20      .575137
Third Quarter.......................................   22.27      17.55      .623862
Fourth Quarter......................................   22.00      19.05      .597635

2001
----
First Quarter.......................................  $20.05     $15.50    $ .623899
Second Quarter......................................   25.50      15.70     1.098552
Third Quarter.......................................   21.93      15.95      .860489
Fourth Quarter......................................   20.49      17.35      .626706

At March 1, 2003, there were 7,850,000 Units outstanding and approximately 1,493 Unitholders of record.

       The trust has no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

                                                          YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------------
                                       2002          2001          2000          1999          1998
                                    -----------   -----------   -----------   -----------   -----------
Royalty Income                      $19,418,476   $25,937,254   $20,874,519   $20,031,958   $22,849,760
Distributable Income                $18,623,941   $25,215,487   $20,229,281   $19,385,356   $22,226,804
Distributable Income per Unit       $      2.37   $      3.21   $      2.58   $      2.47   $      2.83
Distributions per Unit              $      2.37   $      3.21   $      2.58   $      2.46   $      2.83
Total Assets, December 31           $50,566,037   $57,819,259   $65,691,406   $75,397,111   $85,645,529
Total corpus, December 31           $50,441,689   $57,707,439   $65,575,056   $75,273,180   $85,533,029

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

       The Royalty Interests consist of overriding royalty interests burdening the Company's interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). Gross Proceeds consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties.

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

       The year 2002 marked the eighth full year of the existence of the Trust. The Trust received royalty income amounting to $19,418,476 during the year ended December 31, 2002, compared to $25,937,254 for 2001 and $20,874,519 for 2000.
The royalty income received by the Trust was net of the Royalty Interests' allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 2002 increased to $810,557, compared to $776,431 for 2001 and $725,420 for 2000. Distributable income for the year ended December 31, 2002 was $18,623,941, or $2.37 per Unit, compared to $25,215,487, or $3.21 per Unit, for 2001 and $20,229,281, or $2.58 per Unit, for
2000.

       The increase in administrative expenses in 2002 compared to 2001 was primarily the result of higher printing costs and increased professional fees. Similarly, the increase from 2000 to 2001 was the result of increased professional fees.

       Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to the Company's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust. The decreases in royalty income and distributable income noted in the preceding paragraph were due primarily to this depletion of reserves and to a decrease in the average prices received for gas attributable to the Royalty Interests as summarized in the table below.

       Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first 3 quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2002, 2001 and 2000, was based on production volumes and natural gas prices for the periods from October 1, 2001 to September 30, 2002, October 1, 2000 through September 30, 2001 and October 1, 1999 to September 30, 2000, respectively.

       The following table sets forth the production volumes attributable to the Trust's Royalty Interests and the average sales Price and Index Price for such production for the periods indicated.

                                                   FOR 12 MONTHS ENDED
                                                       SEPTEMBER 30,
                                                -------------------------
                                                2002      2001      2000
                                                -----     -----     -----
Production (Bcf)(1)                             6.129     6.963     8.351
Production (MMBtu)(2)                           6.152     6.942     8.267
Average Contract Price Received($/MMBtu)        $3.36     $3.76     $2.52
Average Index Price($/MMBtu)                    $2.78     $4.94     $3.86

----------

(1) Billion cubic feet of natural gas.

(2) Trillion British Thermal Units.

       The information in this Form 10-K concerning production and prices relating to the Royalty Interests is based on information prepared and furnished by the Company to the Trustee. The Trustee has no control over and no responsibility relating to the operation of or accounting for the Underlying Properties.

       El Paso (as successor to Sonat Marketing) is required under the Gas Purchase Agreement to purchase the gas produced from the Underlying Properties for as long as reserves on the Underlying Properties produce natural gas. Under the agreement, Sonat Marketing was, in past years, obligated to purchase up to a specified monthly base quantity of gas (the "Index Price Quantity") for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000, the price paid on Index Price Quantities was subject to a minimum price of $2.20 and a maximum price of $2.82. Beginning effective January 1, 2001 through December 31, 2001, the Contract Price paid was subject to a minimum price of $2.83 per MMBtu and a maximum price of $6.46 per MMBtu. Beginning effective January 1, 2002 through December 31, 2002, the Contract Price paid was subject to a minimum price of $3.70 per MMBtu and a maximum price of $5.30 per MMBtu. Commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity shall be the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity shall be the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the July 1, 2002 Gas Purchase Agreement amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly specified base quantity during each month shall be divided into two categories, a Fixed Price quantity and an Index Price Quantity. Until December 31, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly Fixed Price Quantity shall be $3.68 per MMBtu. The price payable by El Paso for each MMBtu of gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity shall be the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Commencing January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence shall apply to the entire monthly base quantity. Also effective January 1, 2004, the price payable by El Paso for gas production in excess of the specified monthly base quantity each month shall be the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Prior to

April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 2001, the price paid for such gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The Index Price, which is determined on a monthly basis, is Southern Natural Gas Company's posted index price for deliveries of gas in Louisiana. The Company has advised the Trust that at the end of the primary term or any extensions thereof, El Paso will be obligated to purchase the Subject Gas at the Index Price until such time as the Company and El Paso negotiate a different price, and that the Company will have the ability to obtain an offer to purchase the Subject Gas from another purchaser and terminate the Gas Purchase Agreement if El Paso does not match such offer.

       The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2002, 2001 and 2000, by independent petroleum engineers. The reserve quantities of 42.6 Bcf for 2002 compared to 51.0 Bcf for 2001 and compared to 56.8 Bcf for 2000, reflect a decline in reserves between 2002 and 2001 and between 2001 and 2002 as a result of production. See "Financial Statements and Supplementary Data -- Notes to Financial Statements --
Note 8."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The trust's financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgement areas in the application of accounting policies that currently affect the Trust's financial condition and results of operations.

1. BASIS OF ACCOUNTING

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

2. IMPAIRMENT

       The net amount of royalty interests in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves at year end using current unescalated product prices plus the estimated Section 29 credits for federal income tax purposes (to the extent the Section 29 credit is available and not expired). If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the Trust Corpus.

3. REVENUE RECOGNITION

       Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced for the twelve-month period ended September 30th in that calendar year.


4. RESERVE DISCLOSURE

       Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interest. In accordance with Statement of Financial Standards No. 69, "Disclosures About Oil and Gas Producing Activities", estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.


5. CONTINGENCIES

       Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

       SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and will be adopted by the Trust on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effect of adopting SFAS No. 143 will not have a material impact on the Trust's financial statements.

       SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. This Statement includes the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The effect of adopting SFAS No. 145 will not have a material impact on the Trust's financial statements.

       SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002. The Trust anticipates no material impact on its financial statements from the adoption of this accounting standard.

       SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 "Accounting for Stock-Based Compensation," as well as requiring additional disclosures in interim and annual financial statements. The Trust has no options or other stock-based instruments and accordingly, the impact of this new Standard is not expected to be material to the financial statements of the Trust.

       FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of December 31, 2002.

       FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003 and applies to the first period beginning after June 15, 2003 to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

       As stipulated in the Trust Agreement, the Trust is intended to be passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses and its actions have been limited to those activities. The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. As a result, other than such borrowings, if any, the Trust has no source of liquidity or capital resources other than the Royalty Interests. See the earlier discussions in Item 7 for the discussion of the operations and cash inflows and outflows of the Trust.


OFF-BALANCE SHEET ARRANGEMENTS

       As stipulated in the Trust Agreement, the Trust is intended to be passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses and its actions have been limited to those activities. Therefore, the Trust has not engaged in any off-balance sheet arrangements.


TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS.

CONTRACTUAL OBLIGATIONS               TOTAL                          PAYMENTS DUE BY PERIOD
-----------------------               -----       -----------------------------------------------------------
                                                  LESS THAN 1                                     MORE THAN 5
                                                     YEAR         1-3 YEARS     3-5 YEARS           YEARS
                                                  -----------     ---------     ---------         -----------
Long-Term Debt Obligations              0              0               0              0                0
Capital Lease Obligations               0              0               0              0                0
Operating Lease Obligations             0              0               0              0                0
Purchase Obligations                    0              0               0              0                0
Other Long-Term Liabilities
Reflected on the Trusts Balance
Sheet under GAAP                        0              0               0              0                0
Total                                   0              0               0              0                0


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To Unitholders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee

     We have audited the accompanying statements of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the "Trust") as of December 31, 2002 and 2001, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2002 and 2001, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2002, on the basis of accounting described in Note 2.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 24, 2003

                     DOMINION RESOURCES BLACK WARRIOR TRUST

                              FINANCIAL STATEMENTS


STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                            December 31,
                                                                      -------------------------
                                                                         2002          2001
                                                                      -----------   -----------
                              ASSETS

Cash and cash equivalents .........................................   $   103,220   $    93,413
Royalty interests in gas properties (less accumulated
    amortization of $105,354,683 and $98,091,654, respectively) ...    50,462,817    57,725,846
                                                                      -----------   -----------
        Total Assets ..............................................   $50,566,037   $57,819,259
                                                                      ===========   ===========
                   LIABILITIES AND TRUST CORPUS

Trust expenses payable ............................................   $   124,348   $   111,820
Trust corpus (7,850,000 units of beneficial interest
    authorized, issued and outstanding) ...........................    50,441,689    57,707,439
                                                                      -----------   -----------
        Total Liabilities and Trust Corpus ........................   $50,566,037   $57,819,259
                                                                      ===========   ===========

STATEMENTS OF DISTRIBUTABLE INCOME

                                                                 Year Ended December 31,
                                                      --------------------------------------------
                                                          2002            2001            2000
                                                      ------------    ------------    ------------
Royalty income ....................................   $ 19,418,476    $ 25,937,254    $ 20,874,519
Interest income ...................................         16,022          54,664          80,182
                                                      ------------    ------------    ------------
                                                        19,434,498      25,991,918      20,954,701
General and administrative expenses ...............       (810,557)       (776,431)       (725,420)
                                                      ------------    ------------    ------------
Distributable income ..............................   $ 18,623,941    $ 25,215,487    $ 20,229,281
                                                      ============    ============    ============
Distributable income per unit (7,850,000 units) ...   $       2.37    $       3.21    $       2.58
                                                      ============    ============    ============
Distributions per unit ............................   $       2.37    $       3.21    $       2.58
                                                      ============    ============    ============

STATEMENTS OF CHANGES IN TRUST CORPUS

                                                    Year Ended December 31,
                                        --------------------------------------------
                                            2002            2001            2000
                                        ------------    ------------    ------------
Trust corpus, beginning of period ...   $ 57,707,439    $ 65,575,056    $ 75,273,180
Amortization of royalty interests ...     (7,263,029)     (7,887,390)     (9,659,716)
Distributable income ................     18,623,941      25,215,487      20,229,281
Distributions to Unitholders ........    (18,626,662)    (25,195,714)    (20,267,689)
                                        ------------    ------------    ------------
Trust corpus, end of period .........   $ 50,441,689    $ 57,707,439    $ 65,575,056
                                        ============    ============    ============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

       The Trust is a grantor trust formed to acquire and hold certain overriding royalty interests (the "Royalty Interests") burdening proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the "Underlying Properties") owned by the Company. The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust. On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Overriding Royalty Conveyance (the "Conveyance") effective as of June 1, 1994, from the Company to the Trust, in consideration for all the 7,850,000 authorized units of beneficial interest ("Units") in the Trust. The Company transferred all the Units to its parent, Dominion Energy, Inc., a Virginia corporation, which in turn transferred all the Units to its parent, Dominion Resources, Inc., which sold an aggregate of 6,904,000 Units to the public through various underwriters (the "Underwriters") in June and August 1994 and the remaining 946,000 Units were sold to the public through certain of the Underwriters in June 1995. All of the production attributable to the Underlying Properties is from the Pottsville coal formation and currently constitutes coal seam gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended (the "Code"), for coal seam gas produced and sold before 2003 (unless extended by Congress).

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

       The net amount of royalty interests in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves at year end using current unescalated product prices plus the estimated Section 29 credits for federal income tax purposes (to the extent the Section 29 credit is available and not expired). If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the Trust Corpus.

Use of Estimates

       The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

       Trust management routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust's royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. Should the aggregate dollar amount of the Trust's reserves decline, an additional impairment provision, which could be material, will be required. As discussed in Note 3, coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless applicability of the Section 29 credit is extended by Congress.

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

New Accounting Pronouncements

       SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and will be adopted by the Trust on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effect of adopting SFAS No. 143 will not have a material impact on the Trust's financial statements.

       SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. This Statement includes the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The effect of adopting SFAS No. 145 will not have a material impact on the Trust's financial statements.

       SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002. The Trust anticipates no material impact on its financial statements from the adoption of this accounting standard.

       SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 "Accounting for Stock-Based Compensation," as well as requiring additional disclosures in interim and annual financial statements. The Trust has no options or other stock-based instruments and accordingly, the impact of this new Standard is not expected to be material to the financial statements of the Trust.

       FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of December 31, 2002.

       FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003 and applies to the first period beginning after June 15, 2003 to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

3. FEDERAL INCOME TAXES

       The Trust is a grantor trust for Federal income tax purposes. As a grantor trust, the Trust will not be required to pay Federal or state income taxes. Accordingly, no provision for income taxes has been made in these financial statements.

       Because the Trust will be treated as a grantor trust, and because a Unitholder will be treated as directly owning an interest in the Royalty Interests, each Unitholder will be taxed directly on his per Unit pro rata share of income attributable to the Royalty Interests consistent with the Unitholder's method of accounting and without regard to the taxable year or accounting method employed by the Trust.

       Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualified for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Code. This tax credit was calculated annually based on each year's qualified production through the year 2002. Dominion Resources provides the Trustee with Section 29 tax credit information related to the Underlying Properties. Coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless the applicability of the Section 29 credit is extended by Congress. Legislation currently is proposed to extend the Section 29 credit retroactively to January 1, 2003. Of course, there can be no assurance that such legislation will be passed, and if passed, will be effective retroactively to January 1, 2003.

       The Section 29 credit is based on the Unitholder's pro rata share of qualifying production. It can be used only to the extent that a Unitholder's regular tax liability exceeds the Unitholder's tentative minimum tax liability after the regular tax liability has been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation is subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no Code provisions that allow for the carryback or carryforward of Section 29 credits in any other circumstances. As the carryforward of unused Section 29 credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should be allowed even if the Section 29 credit is not extended after 2002.

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

       On December 23, 1999, a petition was filed with FERC by a coalition of energy producers seeking reinstatement of the certification process. FERC issued a Final Rule on July 14, 2000, amending its regulations to reinstate provisions for well category determinations under section 503 of the Natural Gas Policy Act ("NGPA") of 1978 for Section 29 tax credits. The Final Rule extended the provisions to all wells spudded before January 1, 1993, and recompletions both before and after that date that qualify for the Section 29 tax credit. The Final Rule also provided for the designation of new tight formations. The Final Rule became effective on September 25, 2000.

       During 2002, Dominion Resources initiated a review of all recompletion activity on the Underlying Properties since 1992 and caused applications for NGPA determinations for 383 wells to be filed with the Alabama Oil and Gas Board (the "Board") on April 29, 2002. A formal hearing by the Board was held on May 29, 2002. At that hearing, affirmative notices for 75 of the 383 wells were issued. A second hearing was held on July 10, 2002, which favorably adjudicated the remaining 308 wells. Applications were timely filed with FERC and barring timely filed objections, the applications are accepted as final 45 days after receipt. To the best of Dominion Resource's knowledge, no objections were filed to these applications. The ability of the Unitholders to utilize Section 29 credits (to the extent the Section 29 credit is available) could be in question during any time period a well was not certified, although arguments exist for retroactive application and for allowance of the Section 29 credits without certification.

       Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.


4. RELATED PARTY TRANSACTIONS

       Dominion Resources provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994. During 2002 this fee was $380,031 and will increase annually by three percent. Aggregate fees paid by the Trust to Dominion Resources in 2002, 2001 and 2000 were $380,031, $373,552 and $369,813, respectively.

       Aggregate fees and expense reimbursements paid by the Trust to the trustees in 2002, 2001, and 2000 were $38,003, $42,355 and $35,821, respectively.


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


6. SUBSEQUENT EVENTS

       Subsequent to December 31, 2002, the Trust declared and paid the following distribution:

       QUARTERLY                                               DISTRIBUTION
      RECORD DATE                      PAYMENT DATE              PER UNIT
     -------------                    --------------           ------------
     March 1, 2003                    March 11, 2003            $ .644817

       The Trustee has estimated the Section 29 tax credit associated with the March 11, 2003 quarterly distribution (to the extent the Section 29 credit is available and not expired) to be $.20 per unit (unaudited).

7. QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2002 and 2001 (in thousands, except per Unit amounts):

                                  ROYALTY   DISTRIBUTABLE    DISTRIBUTABLE
CALENDAR QUARTER                  INCOME       INCOME       INCOME PER UNIT
----------------                  -------   -------------   ---------------
2002
     First ..............         $ 4,659      $ 4,441         $   .58
     Second .............           4,752        4,558             .58
     Third ..............           5,122        4,904             .62
     Fourth .............           4,885        4,721             .59
                                  -------      -------         -------
                                  $19,418      $18,624         $  2.37
                                  =======      =======         =======
2001
     First ..............         $ 5,081      $ 4,850         $   .62
     Second .............           8,805        8,610            1.10
     Third ..............           6,982        6,821             .87
     Fourth .............           5,069        4,934             .62
                                  -------      -------         -------
                                  $25,937      $25,215         $  3.21
                                  =======      =======         =======

       Selected 2002 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income...............................       $4,885
Interest income..............................            3
General and administrative expenses..........         (167)
                                                    ------
Distributable income.........................       $4,721
                                                    ======
Distributable income per Unit................       $  .59
                                                    ======
Distributions per Unit.......................       $  .59
                                                    ======

         Due to significant revisions in estimate of reserve quantities (see
Note 8), estimated amortization of royalty interests was increased by approximately $0.1 million, decreased by approximately $0.1 million, and increased by $0.6 million during the fourth quarters of 2002, 2001 and 2000, respectively. These adjustments did not have an impact on the Trust's distributable income.


8. SUPPLEMENTAL GAS DISCLOSURE (UNAUDITED)

         The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2002, 2001, 2000 and January 1, 2000 by independent petroleum engineers.

         In accordance with Statement of Financial Accounting Standards No. 69, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and end-of-period natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The prices for December 31, 2002, 2001, 2000 and January 1, 2000 were $4.10, $2.63, $9.80 and $2.16 per Mcf, respectively, including the effect of the Gas Purchase Agreement (see Note 9).

         Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the original estimates.

         The reserve estimates for the Royalty Interests are based on a percentage share of the Company's Gross Proceeds payable to the Trust of 65 percent.

    Proved developed reserves at January 1, 2000..........          69,180
         Revisions of previous estimates..................          (4,371)
         Production.......................................          (8,041)
                                                                    ------
    Proved developed reserves at December 31, 2000........          56,768
         Revisions of previous estimates..................             897
         Production.......................................          (6,701)
                                                                    ------
    Proved developed reserves at December 31, 2001........          50,964
         Revisions of previous estimates..................          (2,422)
         Production.......................................          (5,957)
                                                                    ------
    Proved developed reserves at December 31, 2002........          42,585
                                                                    ======

         All proved reserve estimates presented above at December 31, 2002, 2001, 2000 and January 1, 2000 are proved developed.

         Proved developed reserves, all located in the United States, for the Trust's Interests are estimated quantities of coal seam gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from the coal formation under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Estimated economic quantities were determined considering the Section 29 tax credits until December 31, 2002. As discussed in Note 3, coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless applicability of the Section 29 credit is extended by Congress.

         The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2002, 2001 and 2000 relating to the Trust's Royalty Interests (thousands of dollars):

                                                  2002         2001         2000
                                               ---------    ---------    ---------
Future cash inflows ........................   $ 174,543    $ 141,190    $ 523,243
Future taxes ...............................     (10,473)      (6,712)     (31,395)
                                               ---------    ---------    ---------
Future net cash flows ......................     164,070      134,478      491,848
10% annual discount for estimated timing
      of cash flow .........................     (68,507)     (49,234)    (220,798)
                                               ---------    ---------    ---------
Standardized measure of discounted
      future net cash flows ................   $  95,563    $  85,244    $ 271,050
                                               =========    =========    =========

         Future cash flows do not include Section 29 tax credits which expired December 31, 2002. As discussed in Note 3, coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless applicability of the Section 29 credit is extended by Congress.

         The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the period ended December 31, 2002, 2001 and 2000 (thousands of dollars):

                                           2002         2001         2000
                                        ---------    ---------    ---------
Balance at beginning of period ......   $  85,244    $ 271,050    $  82,539
Increase (decrease) due to:
     Royalty income, net of taxes ...     (19,988)     (25,515)     (21,470)
     Changes in prices ..............      48,600     (260,906)     207,402
     Changes in estimated volumes ...     (26,817)      73,510       (5,675)
     Accretion of discount ..........       8,524       27,105        8,254
                                        ---------    ---------    ---------
Balance at December 31 ..............   $  95,563    $  85,244    $ 271,050
                                        =========    =========    =========

9. GAS PURCHASE AGREEMENT

       El Paso Merchant Energy-Gas, L.P. ("El Paso") , as successor to Sonat Marketing Company ("Sonat Marketing") is required under a gas purchase agreement to purchase the gas produced from the Underlying Properties for as long as reserves on the Underlying Properties produce natural gas. Under the agreement, Sonat Marketing was, in past years, obligated to purchase up to a specified monthly base quantity (the "Index Price Quantity") of gas for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000 the price paid on Index Price Quantities was subject to a minimum price of $2.20 and a maximum price of $2.82. Beginning effective January 1, 2001 through December 31, 2001, the Contract Price paid was subject to a minimum price of $3.00 per MMBtu and a maximum price of $5.30 per MMBtu. Beginning effective January 1, 2002 through December 31, 2002, the Contract Price paid was subject to a minimum price of $3.80 per MMBtu and a maximum price of $5.30 per MMBtu. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 2001, the price paid for such gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The "Index Price," which is determined on a monthly basis, is Southern Natural Gas Company's posted index price for deliveries of gas in Louisiana. The Company has advised the Trust that at the end of the primary term or any extensions thereof, El Paso will be obligated to purchase the Subject Gas at the Index Price until such time as the Company and El Paso negotiate a different price, and that the Company will have the ability to obtain an offer to purchase the Subject Gas from another purchaser and terminate the Gas Purchase Agreement if El Paso does not match such offer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Directors and Executive Officers. The Trust has no directors or executive officers. Each of the Trustee and the Delaware Trustee is a corporate trustee that may be removed as trustee under the Trust Agreement, with or without cause, at a meeting duly called and held by the affirmative vote of Unitholders of not less than a majority of all the Units then outstanding. Any such removal of the Delaware Trustee shall be effective only at such time as a successor Delaware Trustee fulfilling the requirements of Section 3807(a) of the Delaware Code has been appointed and has accepted such appointment, and any such removal of the Trustee shall be effective only at such time as a successor Trustee has been appointed and has accepted such appointment.

       Compliance with Section 16(a) of the Exchange Act. The Trust has no directors and officers and knows of no Unitholder that is a beneficial owner of more than ten percent of the outstanding Units and is therefore unaware of any person that failed to report on a timely basis reports required by Section 16(a) of the Exchange Act.


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

       Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $38,003, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate which is currently $120 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000 which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2002, the Trustee and the Delaware Trustee received total compensation of $38,003 and $5,000, respectively.

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

       Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2003, neither Bank of America, N.A., the Trustee, nor Mellon Bank (DE) National Association, the Delaware Trustee, beneficially owned any Units.

       Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ADMINISTRATIVE SERVICES AGREEMENT

       Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee, payable in equal quarterly installments, is currently $380,030 and will increase annually by three percent.

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

       Obligations of Company Interests Owner may exceed its share of distributions and tax credits. As a working interest owner in the Underlying Properties, the Company Interests Owner is responsible for an average of approximately 98 percent of the operating costs of the Existing Wells but only entitled to approximately 28 percent of the revenues therefrom, after giving effect to the Royalty Interests. Based on the Reserve Estimate, beginning in the year 2000, the projected operating costs to be borne by the Company Interests Owner were anticipated to exceed its projected share of Gross Proceeds and
Section 29 tax credits. The terms of the Conveyance provide, however, that the Company Interests Owner will make decisions with respect to the Company Interests pursuant to the standard of a reasonably prudent operator (to the extent the Section 29 credit is available and not expired).

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


ITEM 14. CONTROLS AND PROCEDURES.

       Within the 90 days prior to the date of this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust's periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by the Company. No significant changes in the Trust's internal controls or other factors that could affect these controls have occurred subsequent to the date of such evaluation.


                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) The following documents are filed as a part of this report:

       1. Financial Statements (included in Item 8 of this report)

          Independent Auditors' Report

          Statements of Assets, Liabilities and Trust Corpus as of December 31, 2002 and 2001

          Statements of Distributable Income for the years ended December 31, 2002, 2001 and 2000

          Statements of Changes in Trust Corpus for the years ended December 31, 2002, 2001 and 2000

          Notes to Financial Statements

       2. Financial Statement Schedules

       Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

       3. Exhibits

EXHIBIT
NUMBER                                 EXHIBIT
-------                                -------
  3.1    --    Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin,
               Inc., Dominion Resources, Inc., Mellon Bank (DE) National
               Association and NationsBank, N.A. (as successor to NationsBank of
               Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.'s
               Registration Statement* on Form S-3 (No. 33-53513), and
               incorporated herein by reference).

  3.2    --    First Amendment of Trust Agreement of Dominion Resources Black
               Warrior Trust dated as of June 27, 1994, by and among Dominion
               Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank
               (DE) National Association and NationsBank, N.A. (as successor to
               NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the
               Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.1    --    Overriding Royalty Conveyance dated as of June 28, 1994, from
               Dominion Black Warrior Basin, Inc. to Dominion Resources Black
               Warrior Trust (filed as Exhibit 10.1 to the Registrant's Form
               10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.2    --    Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black
               Warrior Trust (filed as Exhibit 10.2 to the Registrant's Form
               10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.3    --    Amendment to and Ratification of Overriding Royalty Conveyance
               dated as of November 20, 1994, among Dominion Black Warrior
               Basin, Inc., NationsBank, N.A. (as successor to NationsBank of
               Texas, N.A.), and Mellon Bank (DE) National Association (filed as
               Exhibit 10.3 to the Registrant's Form 10-K for the year ended
               December 31, 1994 and incorporated herein by reference).

 10.4    --    Gas Purchase Agreement, dated as of May 3, 1994, between Sonat
               Marketing and the Company (filed as Exhibit 10.2 to Dominion
               Resources, Inc.'s Registration Statement* on Form S-3 (No.
               33-53513), and incorporated herein by reference).

 10.5    --    Amendment to Gas Purchase Agreement dated May 16, 1996,
               between Sonat Marketing and the Company (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

 10.6    --    Amendment to Gas Purchase Agreement dated April 9, 1998,
               between Sonat Marketing and the Company (filed as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

 10.7    --    Amendment to Gas Purchase Agreement dated July 1, 1999,
               between Sonat Marketing and the Company (filed as Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

 10.8    --    Amendment to Gas Purchase Agreement dated July 1, 2000,
               between El Paso Merchant Energy-Gas, L.P., as successor to Sonat
               Marketing Company, and the Company (filed as an exhibit to the
               Registrant's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

 10.9    --    Amendment to Gas Purchase Agreement dated July 1, 2001,
               between El Paso Merchant Energy-Gas, L.P., as successor to Sonat
               Marketing Company, and the Company (filed as an exhibit to the
               Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

 10.10   --    Amendment to Gas Purchase Agreement dated July 1, 2002 between
               El Paso Merchant Energy-Gas, L.P., as successor to Sonat
               Marketing Company, and the Company (filed as an exhibit to the
               Registrant's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

 23.1    --    Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

 99.1    --    The information under the sections captioned "Federal Income
               Tax Consequences," "Risk Factors - Tax Considerations," and
               "'ERISA' Considerations" of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form
               S-3 of Dominion Resources, Inc.* (Registration No. 33- 53513) and
               is incorporated herein by reference.

 99.2    --    Summary of Reserve Report, dated February 14, 2003, on the estimated reserves, estimated future net revenues and the
               discounted estimated future net revenues attributable to the
               Royalty Interests as of January 1, 2003, prepared by Ralph E.
               Davis & Associates Petroleum Engineers, independent petroleum engineers.

 99.3    --    Certification by Bank of America, N.A., Trustee of the
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


                                     DOMINION RESOURCES BLACK WARRIOR TRUST


                                     By: BANK OF AMERICA, N.A., TRUSTEE



                                     By: /s/ RON E. HOOPER
                                         -------------------------------------
                                         RON E. HOOPER
                                         SENIOR VICE PRESIDENT AND ADMINISTRATOR


Date: March 25, 2003


            (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)

                                 CERTIFICATIONS


         I, Ron Hooper, certify that:

         1. I have reviewed this annual report on Form 10-K of Dominion Resources Black Warrior Trust, for which Bank of America, N.A., acts as Trustee;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

                  a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

         6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Dominion Black Warrior Basin, Inc.



Date: March 25, 2003                 By: /s/ RON E. HOOPER
                                         ---------------------------------------
                                         Ron E. Hooper
                                         Senior Vice President and Administrator
                                         Bank of America, N.A.

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

 10.10 --      Amendment to Gas Purchase Agreement dated July 1, 2002 between
               El Paso Merchant Energy-Gas, L.P., as successor to Sonat
               Marketing Company, and the Company (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

 23.1  --      Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

 99.1  --      The information under the sections captioned "Federal Income
               Tax Consequences," "Risk Factors - Tax Considerations," and
               "'ERISA' Considerations" of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form
               S-3 of Dominion Resources, Inc.* (Registration No. 33- 53513) and
               is incorporated herein by reference.

 99.2  --      Summary of Reserve Report, dated February 14, 2003, on the estimated reserves, estimated future net revenues and the
               discounted estimated future net revenues attributable to the
               Royalty Interests as of January 1, 2003, prepared by Ralph E.
               Davis & Associates Petroleum Engineers, independent petroleum engineers.

 99.3  --      Certification by Bank of America, N.A., Trustee of the
               Registrant, furnished pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

----------

* On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust