Form 10-Q
period 2003-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2003-05-14
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


       [X]       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2003

                                       or

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

         Number of units of beneficial interest outstanding at May 1, 2003:
7,850,000.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

        The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2002, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2003, the distributable income for the three-month periods ended March 31, 2003 and 2002 and the changes in trust corpus for the three-month periods ended March 31, 2003 and 2002, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

        The condensed financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of March 31, 2003, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2003 and 2002. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2002, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 24, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2002, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 7, 2003

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)



                                                  March 31, 2003  December 31, 2002
                                                 ---------------  ----------------
                                                   (unaudited)
ASSETS

Cash and cash equivalents                        $        31,804   $       103,220
Royalty interests in
  gas properties (less accumulated
  amortization of $107,092,061
  and $105,354,683, respectively)
                                                      48,725,438        50,462,817
                                                 ---------------   ---------------

TOTAL ASSETS                                     $    48,757,242   $    50,566,037
                                                 ===============   ===============


LIABILITIES AND TRUST CORPUS

Trust administration expenses payable            $       164,311   $       124,348

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                                  48,592,931        50,441,689
                                                 ---------------   ---------------

TOTAL LIABILITIES
         AND TRUST CORPUS                        $    48,757,242   $    50,566,037
                                                 ===============   ===============

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                            For              For
                                         the Three        the Three
                                       Months Ended      Months Ended
                                      March 31, 2003    March 31, 2002
                                      --------------    --------------
Royalty income                        $    5,228,915    $    4,659,271

Interest income                                3,688             4,393
                                      --------------    --------------

                                           5,232,603         4,663,664

General and administrative
         expenses                           (282,170)         (223,160)
                                      --------------    --------------

Distributable income                  $    4,950,433    $    4,440,504
                                      ==============    ==============


Distributable income
         per unit (7,850,000 units)   $          .63    $          .57
                                      ==============    ==============


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


                                                For                For
                                             the Three          the Three
                                            Months Ended       Months Ended
                                           March 31, 2003     March 31, 2002
                                           ---------------    ---------------
Trust corpus, beginning of period          $    50,441,689    $    57,707,439

Amortization of royalty interests               (1,737,378)        (1,849,975)

Distributable income                             4,950,433          4,440,504

Distributions to unitholders                    (5,061,813)        (4,523,084)
                                           ---------------    ---------------

Trust corpus, end of period                $    48,592,931    $    55,774,884
                                           ===============    ===============


Distributions per unit (7,850,000 units)   $           .64    $           .58
                                           ===============    ===============


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

        The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust's gas reserves plus the estimated future Section 29 credits for federal income tax purposes (to the extent the Section 29 credit is available and not expired). If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus.

        The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

        Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and was adopted by the Trust on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effect of adopting SFAS No. 143 did not have a material impact on the Trust's financial statements.

        SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. This Statement includes the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The effect of adopting SFAS No. 145 has not had a material impact on the Trust's financial statements.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and is effective for exit or disposal activities subsequent to December 31, 2002. The Trust experienced no material impact on its financial statements from the adoption of this accounting standard.

        SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 "Accounting for Stock-Based Compensation," as well as requiring additional disclosures in interim and annual financial statements. The Trust has no options or other stock-based instruments and accordingly, the impact of this new Standard has not been material to the financial statements of the Trust.

        FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002, and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of March 31, 2003.

        FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003, and applies to the first period beginning after June 15, 2003, to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

3.      FEDERAL INCOME TAXES

        The Trust is a grantor trust for Federal income tax purposes. As a grantor trust, the Trust is not required to pay Federal income taxes. Accordingly, no provision for income taxes has been made in these financial statements.

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

        Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualified for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Code. This tax credit was calculated annually based on each year's qualified production through the year 2002. Dominion Resources provides the Trustee with Section 29 tax credit information related to the Underlying Properties. Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 credit unless the applicability of the Section 29 credit is extended by Congress. Legislation currently is proposed to extend the Section 29 credit retroactively to January 1, 2003. Of course, there can be no assurance that such legislation will be passed, and if passed, will be effective retroactively to January 1, 2003.

        The Section 29 credit was based on the Unitholder's pro rata share of qualifying production. It can be used only to the extent that a Unitholder's regular tax liability exceeded the Unitholder's tentative minimum tax liability after the regular tax liability has been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no Code provisions that allow for the carryback or carryforward of Section 29 credits in any other circumstances. As the carryforward of unused Section 29 credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should be allowed even if the Section 29 credit is not extended after 2002.

        It is unclear at this time whether Unitholders will be entitled to the
Section 29 credit on distributions received in the first quarter of 2003 that are attributable to coal seam gas produced and sold in the fourth quarter of 2002. The estimated Section 29 credit, if allowed on such distributions, equals $0.20 per Unit. The Trustee intends to seek a private letter ruling from the Internal Revenue Service ("IRS") on this issue.

        In 1997, the Tax Court upheld the IRS position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. During March 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. The appeal (which is not binding as precedent) suggests that lack of a certification from FERC may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that FERC's certification authority expired (so that obtaining the requisite determination of any such well was impossible). Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credits regardless of FERC certification. However, this position is not in accordance with the IRS position, the decision of the Tax Court or the decision of the U.S. Court of Appeals.

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

Liquidity and Capital Resources

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

Results of Operations

Three Month Period Ended March 31, 2003 Compared to Three Month Period Ended March 31, 2002

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

        The Trust received royalty income amounting to $5,228,915 during the first quarter of 2003 compared to $4,659,271 during the first quarter of 2002. This revenue was derived from the receipt of cash on production of 1,461 Mmcf at an average price received of $3.81 per mcf after deducting production taxes of $339,418 compared to 1,633 Mmcf with an average price of $2.85 per mcf after deducting production taxes of $292,221 in the first quarter of 2002. For the three-month period ended March 31, 2003, the Trust was positively impacted by the increase in natural gas prices which more than offset the decline in production as compared with the three month period ending March 31, 2002. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

        Interest income during the first quarter of 2003 amounted to $3,688 compared to $4,393 for the same period in 2002. This decrease is a result of the lower interest rates.

        Administrative expenses during the first quarter of 2003 amounted to $282,170 compared to $223,160 in the first quarter of 2002. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the first quarter of 2003 as compared to the first quarter of 2002 is due to payment of professional expenses.

        Distributable income for the first quarter of 2003 was $4,950,433, or $.63 per Unit, compared to distributable income for the first quarter of 2002 of $4,440,504, or $.57 per Unit. The Trust made a distribution on March 11, 2003 of $.644817 per Unit compared to a distribution of $.576189 per Unit made during the first quarter of 2002.

Critical Accounting Policies and Estimates

        The Trust's financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust's financial condition and results of operations.

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

        Impairment

        The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As discussed in Note 3 to the Condensed Financial Statements (Unaudited), coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless applicability of the Section 29 credit is extended by Congress.

        Revenue Recognition

        Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2003 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2002.

        Reserve Disclosure

        As of January 1, 2003, independent petroleum engineers estimated the net proved reserves attributable to the Royalty Interest. In accordance with Statement of Financial Standards No. 69, "Disclosures About Oil and Gas Producing Activities", estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

        Contingencies

        Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2003.

        New Accounting Pronouncements

        SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and was adopted by the Trust on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effect of adopting SFAS No. 143 has not had a material impact on the Trust's financial statements.

        SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. This Statement includes the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The effect of adopting SFAS No. 145 has not had a material impact on the Trust's financial statements.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and is effective for exit or disposal activities subsequent to December 31, 2002. The Trust experienced no material impact on its financial statements from the adoption of this accounting standard.

        SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 "Accounting for Stock-Based Compensation," as well as requiring additional disclosures in interim and annual financial statements. The Trust has no options or other stock-based instruments and accordingly, the impact of this new Standard is not material to the financial statements of the Trust.

        FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of March 31, 2003.

        FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003, and applies to the first period beginning after June 15, 2003, to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

        Use of Estimates

        The preparation of financial statements in conformity with the basics of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

        The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.

Item 4.  Controls and Procedures.

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


Date: May 14, 2003

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


Date: May 14, 2003                   By: /s/ RON E. HOOPER
                                         ---------------------------------------
                                         Ron E. Hooper
                                         Senior Vice President and Administrator
                                         Bank of America, N.A.

                                Index to Exhibits

EXHIBIT
NUMBER        EXHIBIT
------        -------
 99.1    -    Certification by Bank of America, N.A., Trustee of the Registrant,
              furnished pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.