Form 10-Q
period 2003-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2003-08-14
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2003

                                       or

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


         Number of units of beneficial interest outstanding at August 1, 2003:
7,850,000.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

         The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2002, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2003, the distributable income for the three- month and six-month periods ended June 30, 2003 and 2002 and the changes in trust corpus for the six- month periods ended June 30, 2003 and 2002, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

         The condensed financial statements as of June 30, 2003, and for the three-month and six-month periods ended June 30, 2003 and 2002 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT


Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 2003, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2003 and 2002. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 11, 2003

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

--------------------------------------------------------------------------------

                                            June 30, 2003     December 31, 2002
                                           ----------------   ----------------
                                             (unaudited)
ASSETS

Cash and cash equivalents                  $         59,634   $        103,220
Royalty interests in
  gas properties (less accumulated
  amortization of $108,653,395
  and $105,354,683, respectively)
                                                 47,164,105         50,462,817
                                           ----------------   ----------------

TOTAL ASSETS                               $     47,223,739   $     50,566,037
                                           ================   ================


LIABILITIES AND TRUST CORPUS

Trust administration expenses payable      $        152,660   $        124,348

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                             47,071,079         50,441,689
                                           ----------------   ----------------

TOTAL LIABILITIES
         AND TRUST CORPUS                  $     47,223,739   $     50,566,037
                                           ================   ================

The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


--------------------------------------------------------------------------------


                                                         For                 For
                                                      the Three           the Three
                                                    Months Ended         Months Ended
                                                    June 30, 2003        June 30, 2002
                                                  -----------------    -----------------
Royalty income                                    $       5,706,980    $       4,752,462
Interest income                                               3,818                4,322
                                                  -----------------    -----------------
                                                          5,710,798    $       4,756,784
General and administrative
         expenses                                          (212,725)            (198,531)
                                                  -----------------    -----------------
Distributable income                              $       5,498,073    $       4,558,253
                                                  =================    =================

Distributable income
         per unit (7,850,000 units)               $             .70    $             .58
                                                  =================    =================


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


--------------------------------------------------------------------------------


                                                                                          For                 For
                                                                                        the Six             the Six
                                                                                      Months Ended        Months Ended
                                                                                     June 30, 2003        June 30, 2002
                                                                                   -----------------    -----------------
Royalty income                                                                     $      10,935,895    $       9,411,732
Interest income                                                                                7,507                8,716
                                                                                   -----------------    -----------------
                                                                                          10,943,402    $       9,420,448

General and administrative
         expenses                                                                           (494,896)            (421,691)
                                                                                   -----------------    -----------------
Distributable income                                                               $      10,448,506    $       8,998,757
                                                                                   =================    =================

Distributable income
         per unit (7,850,000 units)                                                $            1.33    $            1.15
                                                                                   =================    =================


The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                    For                  For
                                                                  the Six              the Six
                                                                Months Ended         Months Ended
                                                                June 30, 2003        June 30, 2002
                                                              -----------------    -----------------
Trust corpus, beginning of period                             $      50,441,689    $      57,707,439
Amortization of royalty interests                                    (3,298,712)          (3,569,208)
Distributable income                                                 10,448,506            8,998,757
Distributions to unitholders                                        (10,520,405)          (9,037,909)
                                                              -----------------    -----------------
Trust corpus, end of period                                   $      47,071,079    $      54,099,079
                                                              =================    =================

Distributions per unit (7,850,000 units)                      $            1.34    $            1.15
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

         The Trust is a grantor trust formed to acquire and hold certain overriding royalty interests (the "Royalty Interests") burdening proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the "Underlying Properties") owned by the Company. The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust. On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Overriding Royalty Conveyance (the "Conveyance") dated effective as of June 1, 1994, from the Company to the Trust, in consideration for all the 7,850,000 authorized units of beneficial interest ("Units") in the Trust. The Company transferred its Units to its parent, Dominion Energy, Inc., a Virginia corporation, which in turn transferred such Units to its parent, Dominion Resources, which sold 6,850,000 of such Units to the public through various underwriters (the "Underwriters") in June 1994 and an additional 54,000 Units through the Underwriters in August 1994 (collectively, the "Public Offering"). The remaining 946,000 Units held by Dominion Resources were sold to the public through certain of the Underwriters in June 1995 pursuant to Post-Effective Amendment No. 1 to the Form S-3 Registration Statement relating to the Units (the "Post-Effective Amendment"). All of the production attributable to the Underlying Properties is from the Pottsville coal formation and currently constitutes coal seam gas that would entitle the owners of such production to tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended (the "Code"), if (i) Congress extends the Section 29 credit past 2002, (ii) such extension applies to coal seam gas production attributable to the Underlying Properties, and (iii) certain other statutory requirements are satisfied. As of June 30, 2003, no such extension had occured. See Note 3 to these financial statements for further discussion of any potential extension of the Section 29 credit.

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

         The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust's gas reserves plus the estimated future Section 29 credits for federal income tax purposes if the Section 29 credit is extended by Congress and such extension applies to coal seam gas production attributable to the Underlying Properties. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus.

         The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

         SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" was issued in April 2003 and is effective for contracts entered into after June 20, 2003. The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Trust has no derivative instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003, and is effective for fiscal quarters beginning after June 15, 2003. The Trust has no Financial Instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

         FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002, and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of June 30, 2003.

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

         Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualified for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Code. This tax credit was calculated annually based on each year's qualified production through the year 2002. Dominion Resources provides the Trustee with Section 29 tax credit information related to the Underlying Properties. Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 credit unless the applicability of the Section 29 credit is extended by Congress. Legislation currently is proposed to extend the Section 29 credit. Most of the proposed bills apply only prospectively. Moreover, a bill that has passed the Senate as of the date of this filing extends the Section 29 credit only for qualified fuels produced from a well or facility that was drilled or placed in service after the effective date of the legislation. Therefore, the extension of the
Section 29 credit may not apply to coal seam gas attributable to the Underlying Properties, and of course, there can be no assurance that any legislation will be passed. As of June 30, 2003, no such extension had occurred.

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

         It is unclear at this time whether Unitholders will be entitled to the
Section 29 credit on distributions received in the first quarter of 2003 that are attributable to coal seam gas produced and sold in the fourth quarter of 2002. The estimated Section 29 credit, if allowed on such distributions, equals $0.20 per Unit. The Trustee is seeking a private letter ruling from the Internal Revenue Service ("IRS") on this issue.

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

Results of Operations

Three and Six Month Periods Ended June 30, 2003 Compared to Three and Six Month Periods Ended June 30, 2002

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

         The Trust received royalty income amounting to $5,706,980 during the second quarter of 2003 compared to $4,752,462 during the second quarter of 2002. This revenue was derived from the receipt of cash on production of 1,318 Mmcf at an average price received of $4.33 per mcf after deducting production taxes of $395,398 compared to 1,158 Mmcf with an average price of $3.13 per mcf after deducting production taxes of $299,656 in the second quarter of 2002. The Trust received royalty income amounting to $10,935,895 during the six months ended June 30, 2003 compared to $9,411,732 during the six months ended June 30, 2002. This revenue was derived from the receipt of cash on production of 2,779 Mmcf at an average price received of $4.20 per mcf after deducting production taxes of $734,816 compared to 3,151 Mmcf with an average price of $2.99 per mcf after deducting production taxes of $591,877 in the six months ended June 30, 2002. For the six-month period ended June 30, 2003, the Trust was positively impacted by the increase in natural gas prices and an increase in production, as compared with the six-month period ending June 30, 2002. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

         Interest income during the second quarter of 2003 amounted to $3,818 compared to $4,322 for the same period in 2002. Interest income during the six months ended June 30, 2003 amounted to $7,507 compared to $8,716 for the six months ended June 30, 2002. This decrease is a result of the lower interest rates.

         Administrative expenses during the second quarter of 2003 amounted to $212,725 compared to $198,531 in the second quarter of 2002. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the second quarter of 2003 as compared to the second quarter of 2002 is due to specific legal expenses concerning changes in Alabama tax laws. Administrative expenses during the six months ended June 30, 2003 amounted to $494,896 compared to $421,691 in the six months ended June 30, 2002. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period.

         Distributable income for the second quarter of 2003 was $5,498,073, or $.70 per Unit, compared to distributable income for the second quarter of 2002 of $4,558,253, or $.58 per Unit. Distributable income for the six months ended June 30, 2003 was $10,448,506, or $1.33 per Unit, compared to distributable income for the six months ended June 30, 2002 of $8,998,757, or $1.15 per Unit. The Trust made a distribution on June 9, 2003 of $.695362 per Unit compared to a distribution of $.575137 per Unit made during the second quarter of 2002.

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

Impairment

         The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As discussed in Note 3 to the Condensed Financial Statements (Unaudited), coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless Section 29 credits are extended by Congress and such extension applies to coal seam gas production attributable to the Underlying Properties.

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

Contingencies

         Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2003.

New Accounting Pronouncements

         SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" was issued in April 2003 and is effective for contracts entered into after June 20, 2003. The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Trust has no derivative instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003, and is effective for fiscal quarters beginning after June 15, 2003. The Trust has no Financial Instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

         FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of June 30, 2003.

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

Forward-Looking Statements

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Trust's financial position and industry conditions, are forward- looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

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

Item 4. Controls and Procedures.

         As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust's periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by the Company. There has not been any change in the Trust's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  31.1     Certification required by Rule 13a-14(a) or Rule
                           15d-14(a).

                  32.1 Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  On May 27, 2003, the Trust filed a report of Form 8-K indicating that the Trust issued a press release announcing its quarterly cash distribution payable on June 9, 2003 to unitholders of record on May 30, 2003.

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


Date: August 14, 2003


               (The Trust has no directors or executive officers.)

                                Index to Exhibits

         EXHIBIT
         NUMBER                                       EXHIBIT
         ------                                       -------
         31.1   --      Certification required by Rule 13a-14(a) or Rule 15d-14(a).

         32.1   --      Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the
                        Sarbanes-Oxley Act of 2002.