Form 10-Q
period 2003-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2003-11-12
CIK 923680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]              Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2003

                                       or

[ ]                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _____ to _____

                        Commission File Number: 001-11335

                     DOMINION RESOURCES BLACK WARRIOR TRUST
             (Exact name of registrant as specified in its charter)

                                    Delaware
                          (State or other jurisdiction
                               of incorporation or
                                  organization)

                                   75-6461716
                                (I.R.S. Employer
                              Identification No.)

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

      Number of units of beneficial interest outstanding at November 1, 2003:
7,850,000.

      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Dominion Resources Black Warrior Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2002, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2003, the distributable income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the changes in trust corpus for the nine-month periods ended September 30, 2003 and 2002, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

      The condensed financial statements as of September 30, 2003, and for the three-month and nine- month periods ended September 30, 2003 and 2002 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 2003, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2003 and 2002. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 10, 2003

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS


                                         September 30, 2003    December 31, 2002
                                         ------------------    -----------------
                                             (unaudited)
ASSETS

Cash and cash equivalents                $           50,265    $         103,220
Royalty interests in
  gas properties (less accumulated
  amortization of $110,200,337
  and $105,354,683, respectively)
                                                 45,617,162           50,462,817
                                         ------------------    -----------------

TOTAL ASSETS                             $       45,667,427    $      50,566,037
                                         ==================    =================


LIABILITIES AND TRUST CORPUS

Trust administration expenses payable    $          135,787    $         124,348

Trust corpus -
         7,850,000 units of
         beneficial interest
         authorized, issued and
         outstanding                             45,531,640           50,441,689
                                         ------------------    -----------------

TOTAL LIABILITIES
         AND TRUST CORPUS                $       45,667,427    $      50,566,037
                                         ==================    =================

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                              For                  For
                                            the Three            the Three
                                          Months Ended          Months Ended
                                       September 30, 2003    September 30, 2002
                                       ------------------    ------------------
Royalty income                         $        5,094,173    $        5,121,624
Interest income                                     2,581                 3,888
                                       ------------------    ------------------
                                                5,096,754    $        5,125,512
General and administrative
         expenses                                (246,875)             (221,530)
                                       ------------------    ------------------
Distributable income                   $        4,849,879    $        4,903,982
                                       ==================    ==================

Distributable income
per unit (7,850,000 units)             $              .62    $              .62
                                       ==================    ==================

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                               For                  For
                                            the Nine              the Nine
                                          Months Ended          Months Ended
                                       September 30, 2003    September 30, 2002
                                       ------------------    ------------------
Royalty income                         $       16,030,068    $       14,533,357
Interest income                                    10,088                12,603
                                       ------------------    ------------------
                                       $       16,040,156    $       14,545,960
                                       ==================    ==================
General and administrative
         expenses                                (741,771)             (643,221)
                                       ------------------    ------------------
Distributable income                   $       15,298,385    $       13,902,739
                                       ==================    ==================

Distributable income
         per unit (7,850,000 units)    $             1.95    $            1.77
                                       ==================    ==================

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)





                                              For                    For
                                            the Nine              the Nine
                                          Months Ended          Months Ended
                                       September 30, 2003    September 30, 2002
                                       ------------------    ------------------
Trust corpus, beginning of period      $       50,441,689    $       57,707,439
Amortization of royalty interests              (4,845,654)           (5,281,047)
Distributable income                           15,298,385            13,902,739
Distributions to unitholders                  (15,362,780)          (13,935,226)
                                       ------------------    ------------------
Trust corpus, end of period            $       45,531,640    $       52,393,905
                                       ==================    ==================

Distributions
     per unit (7,850,000 units)        $             1.96    $            1.78
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

      The Trust is a grantor trust formed to acquire and hold certain overriding royalty interests (the "Royalty Interests") burdening proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the "Underlying Properties") owned by the Company. The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust. On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Overriding Royalty Conveyance (the "Conveyance") dated effective as of June 1, 1994, from the Company to the Trust, in consideration for all the 7,850,000 authorized units of beneficial interest ("Units") in the Trust. The Company transferred its Units to its parent, Dominion Energy, Inc., a Virginia corporation, which in turn transferred such Units to its parent, Dominion Resources, which sold 6,850,000 of such Units to the public through various underwriters (the "Underwriters") in June 1994 and an additional 54,000 Units through the Underwriters in August 1994 (collectively, the "Public Offering"). The remaining 946,000 Units held by Dominion Resources were sold to the public through certain of the Underwriters in June 1995 pursuant to Post-Effective Amendment No. 1 to the Form S-3 Registration Statement relating to the Units (the "Post-Effective Amendment"). All of the production attributable to the Underlying Properties is from the Pottsville coal formation and currently constitutes coal seam gas that would entitle the owners of such production to tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended (the "Code"), if (i) Congress extends the Section 29 credit past 2002,
(ii) such extension applies to coal seam gas production attributable to the Underlying Properties, and (iii) certain other statutory requirements are satisfied. See Note 3 to these financial statements for further discussion of the extension of the Section 29 credit.

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

      FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002, and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of September 30, 2003.

      FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003, and applies to the first period ending after December 15, 2003, to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

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

      Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualified for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Code. This tax credit was calculated annually based on each year's qualified production through the year 2002. Dominion Resources provides the Trustee with Section 29 tax credit information related to the Underlying Properties. Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 credit unless the applicability of the Section 29 credit is extended by Congress. Legislation currently is proposed to extend the Section 29 credit. Most of the proposed bills apply only prospectively. Moreover, a bill that is in conference as of the date of this filing extends the Section 29 credit only for qualified fuels produced from a well or facility that was drilled or placed in service after the effective date of the legislation. Therefore, any extension of the Section 29 credit appears at this time unlikely to apply to coal seam gas attributable to the Underlying Properties.

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

Results of Operations

Three and Nine Month Periods Ended September 30, 2003 Compared to Three and Nine Month Periods Ended September 30, 2002

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

      The Trust received royalty income amounting to $5,094,173 during the third quarter of 2003 compared to $5,121,624 during the third quarter of 2002. This revenue was derived from the receipt of cash on production of 1,305 Mmcf at an average price received of $3.90 per mcf after deducting production taxes of $356,299 compared to 1,511 Mmcf with an average price of $3.39 per mcf after deducting production taxes of $341,620 in the third quarter of 2002. The Trust received royalty income amounting to $16,030,068 during the nine months ended September 30, 2003 compared to $14,533,357 during the nine months ended September 30, 2002. This revenue was derived from the receipt of cash on production of 4,084 Mmcf at an average price received of $3.94 per mcf after deducting production taxes of $1,019,115 compared to 4,662 Mmcf with an average price of $3.12 per mcf after deducting production taxes of $932,897 in the nine months ended September 30, 2002. For the nine-month period ended September 30, 2003, the Trust was positively impacted by the increase in natural gas prices, as compared with the nine-month period ending September 30, 2002. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

      Interest income during the third quarter of 2003 amounted to $2,581 compared to $3,888 for the same period in 2002. Interest income during the nine months ended September 30, 2003 amounted to $10,088 compared to $12,603 for the nine months ended September 30, 2002. This decrease is a result of the lower interest rates.

      Administrative expenses during the third quarter of 2003 amounted to $246,875 compared to $221,530 in the third quarter of 2002. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the third quarter of 2003 as compared to the third quarter of 2002 is due to fees incurred to prepare and submit the private letter ruling request to the IRS on the Section 29 credit timing issue and to specific legal expenses concerning changes in Alabama tax laws. Administrative expenses during the nine months ended September 30, 2003 amounted to $741,771 compared to $643,221 in the nine months ended September 30, 2002. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, during the period.

      Distributable income for the third quarter of 2003 was $4,849,879, or $.62 per Unit, compared to distributable income for the third quarter of 2002 of $4,903,982, or $.62 per Unit. Distributable income for the nine months ended September 30, 2003, was $15,298,385, or $1.95 per Unit, compared to distributable income for the nine months ended September 30, 2002, of $13,902,739, or $1.77 per Unit. The Trust made a distribution on September 8, 2003 of $.616863 per Unit compared to a distribution of $.623862 per Unit made during the third quarter of 2002.

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

Reserve Disclosure

      Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. In accordance with Statement of Financial Standards No. 69, "Disclosures About Oil and Gas Producing Activities", estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

Contingencies

        Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2003.

New Accounting Pronouncements

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003, and is effective for fiscal quarters beginning after June 15, 2003. The Trust has no financial instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

      FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002, and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of September 30, 2003.

      FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003, and applies to the first period ending after December 15, 2003, to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               31.1  Certification required by Rule 13a-14(a) or Rule 15d-14(a).

               32.1 Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

               The Trust has not filed any reports on Form 8-K during the quarter covered by this report. The Trust did furnish a report on Form 8-K on August 21, 2003, pursuant to Item 12 of Form 8-K announcing the Trust's quarterly cash distribution.

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

      Date: November 10, 2003

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