Form 10-Q
period 2004-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2004-05-07
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 001-11335

DOMINION RESOURCES BLACK WARRIOR TRUST

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction	75-6461716
of incorporation or	(I.R.S. Employer
organization)	Identification No.)

Bank of America, N.A.
901 Main Street
17th Floor
Dallas, Texas 75202
(Address of principal executive offices)
(Zip code)

(214) 209-2400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     Number of units of beneficial interest outstanding at April 1, 2004: 7,850,000.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2003, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2004, the distributable income for the three-month periods ended March 31, 2004 and 2003 and the changes in trust corpus for the three-month periods ended March 31, 2004 and 2003, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 included herein have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

INDEPENDENT ACCOUNTANTS’ REPORT

Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of March 31, 2004, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2004 and 2003. These condensed financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2003, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2003, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 5, 2004

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$111,207	$87,026
Royalty interests in gas properties (less accumulated amortization of $112,452,835 and $111,084,133, respectively)	$43,364,665	$44,733,367

TOTAL ASSETS	$43,475,872	$44,820,393

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable	$113,883	$130,813
Trust corpus -
7,850,000 units of beneficial interest authorized, issued and outstanding	$43,361,989	$44,689,580

TOTAL LIABILITIES AND TRUST CORPUS	$43,475,877	$44,820,393

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Three	the Three
	Months Ended	Months Ended
	March 31, 2004	March 31, 2003
Royalty income	$4,751,365	$5,228,915
Interest income	2,096	3,688

	4,753,461	$5,232,603
General and administrative expenses	(245,878)	(282,170)

Distributable income	$4,507,583	$4,950,433

Distributable income per unit (7,850,000 units)	$.57	$.63

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	For	For
	the Three	the Three
	Months Ended	Months Ended
	March 31, 2004	March 31, 2003
Trust corpus, beginning of period	$44,689,580	$50,441,689
Amortization of royalty interests	(1,368,702)	(1,737,378)
Distributable income	4,507,583	4,950,433
Distributions to unitholders	(4,466,470)	(5,061,813)

Trust corpus, end of period	$43,361,989	$48,592,931

Distributions per unit (7,850,000 units)	$.57	$.64

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. TRUST ORGANIZATION AND PROVISIONS

     Dominion Resources Black Warrior Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the “Trust Agreement”) entered into effective as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., an Alabama corporation (the “Company”), as grantor, Dominion Resources, Inc., a Virginia corporation (“Dominion Resources”), and Bank of America, N.A., a national banking association (the “Trustee”), and Mellon Bank (DE) National Association, a national banking association (the “Delaware Trustee”), as trustees. The trustees are independent financial institutions.

     The Trust is a grantor trust formed to acquire and hold certain overriding royalty interests (the “Royalty Interests”) burdening proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the “Underlying Properties”) owned by the Company. The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust. On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Overriding Royalty Conveyance (the “Conveyance”) dated effective as of June 1, 1994, from the Company to the Trust, in consideration for all the 7,850,000 authorized units of beneficial interest (“Units”) in the Trust. The Company transferred its Units to its parent, Dominion Energy, Inc., a Virginia corporation, which in turn transferred such Units to its parent, Dominion Resources, which sold 6,850,000 of such Units to the public through various underwriters (the “Underwriters”) in June 1994 and an additional 54,000 Units through the Underwriters in August 1994 (collectively, the “Public Offering”). The remaining 946,000 Units held by Dominion Resources were sold to the public through certain of the Underwriters in June 1995 pursuant to Post-Effective Amendment No. 1 to the Form S-3 Registration Statement relating to the Units (the “Post-Effective Amendment”). Substantially all of the production attributable to the Underlying Properties is from the Pottsville coal formation and constitutes “coal seam” gas that entitled owners of such production to tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended (the “Code”) upon production and sale of such gas before January 1, 2003, provided certain requirements were satisfied. See Note 3 to these financial statements for further discussion of the Section 29 credit.

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

     The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to holders of units of beneficial interest in the trust (“Unitholders”), are the Royalty Interests. The Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below). The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Conveyance.

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

2. BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial positions and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:

•	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

•	General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus when revenues are received.

•	Distributions to Unitholders are recorded when declared by the Trustee (see Note 4).

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

     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves plus the estimated future Section 29 credits for federal income tax purposes if the Section 29 credit is ever reinstated by Congress and such legislation applies to coal seam gas production attributable to the Underlying Properties. See Note 3 to these financial statements for further discussion of the Section 29 tax credit. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus.

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

     Because the Trust is treated as a grantor trust, and because a Unitholder is treated as directly owning an interest in the Royalty Interests, each Unitholder is taxed directly on his per Unit pro rata share of income attributable to the Royalty Interests consistent with the Unitholder’s taxable year and method of accounting and without regard to the taxable year or accounting method employed by the Trust.

     Coal seam gas produced and sold before 2003 from wells drilled after December 31, 1979 and prior to January 1, 1993, qualified for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Code. This tax credit was calculated annually based on each year’s qualified production, and Dominion Resources provided the Trustee with Section 29 tax credit information related to the Underlying Properties.

     Coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 tax credit unless the Section 29 tax credit is reinstated by Congress and such legislation applies to coal seam gas attributable to the Underlying Properties. Until such legislation is adopted, Unitholders will not be entitled to claim any additional Section 29 tax credits for coal seam gas produced and sold after 2002.

     The distribution made to Unitholders during the first quarter of 2003 was attributable to coal seam gas produced and sold before 2003. In Revenue Procedure 2004-27, the Internal Revenue Service (“IRS”) confirmed that Unitholders (whether using the cash or accrual method of accounting) are eligible to claim the Section 29 tax credit in 2003, the year in which they received the income from sales of coal seam gas made during 2002.

     In the 2003 Annual Report, Unitholders were advised that the Trust believed that Unitholders should be entitled to take the Section 29 tax credit for the distribution received in the first quarter of 2003 because it was attributable to coal seam gas produced and sold before 2003, but the Trust advised that formal guidance had not yet been issued by the IRS. Unitholders were advised that they could choose: (i) to file their tax returns before the IRS issued its decision, either claiming the Section 29 tax credit for the first quarter 2003 distribution or not claiming such credit; or (ii) to file an extension of time to file their returns until a decision had been made by the IRS. Unitholders who timely filed their returns but did not claim the Section 29 credit for the first quarter 2003 can now file an amended return claiming a refund of overpaid tax. Unitholders who chose to file an extension of time to file their returns may now file their returns claiming the Section 29 tax credit for distributions made in the first quarter of 2003 because this credit is attributable to coal seam gas produced and sold in the fourth quarter of 2002.

     To compute the amount of the Section 29 tax credit to be claimed on your 2003 tax return, a Unitholder should multiply the number of Units owned on March 3, 2003, by a factor of $0.203285.

     The Section 29 credit is based on the Unitholder’s pro rata share of qualifying production. It can be used only to the extent that a Unitholder’s regular tax liability exceeds the Unitholder’s tentative minimum tax liability after the regular tax liability has been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no Code provisions that allow for the carryback or carryforward of Section 29 credits in any other circumstances. As the carryforward of unused Section 29 credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should be allowed, even though the Section 29 credit is no longer allowed for coal seam gas produced and sold after 2002.

     During 2002, Dominion Resources initiated a review of all recompletion activity on the Underlying Properties since 1992 and caused applications for NGPA determinations for 383 wells to be filed with the Alabama Oil and Gas Board (the “Board”) on April 29, 2002. A formal hearing by the Board was held on May 29, 2002. At that hearing, affirmative notices for 75 of the 383 wells were issued. A second hearing was held on July 10, 2002, which favorably adjudicated the remaining 308 wells. Applications were timely filed with the Federal Energy Regulatory Commission and barring timely filed objections, the applications are accepted as final 45 days after receipt. To the best of Dominion Resources’ knowledge, no objections were filed to these applications. The ability of the Unitholders to utilize Section 29 credits (either past Section 29 credits already taken or future Section 29 credits if the Section 29 credit provision is reinstated by Congress in future legislation) could be in question during any time period a well was not certified, although arguments exist for retroactive application and for allowance of the Section 29 credits without certification.

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Trust makes quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests burdening the Underlying Properties. The Royalty Interests owned by the Trust burden the interest in the Underlying Properties that is owned by the “Company, an indirect wholly owned subsidiary of Dominion Resources.

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

Results of Operations

Three Month Period Ended March 31, 2004 Compared to Three Month Period Ended March 31, 2003

     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.

     The Trust received royalty income amounting to $4,751,365 during the first quarter of 2004 compared to $5,228,915 during the first quarter of 2003. This revenue was derived from the receipt of cash on production of 1,272 Mmcf at an average price received of $3.73 per mcf after deducting production taxes of $336,760 compared to 1,461 Mmcf with an average price of $3.81 per mcf after deducting production taxes of $339,418 in the first quarter of 2003. For the three-month period ended March 31, 2004, the Trust was negatively impacted by the decrease in natural gas prices, as compared with the three-month period ending March 31, 2003. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

     Interest income during the first quarter of 2004 amounted to $2,096 compared to $3,688 for the same period in 2003. This decrease is a result of the lower interest rates.

     Administrative expenses during the first quarter of 2004 amounted to $245,878 compared to $282,170 in the first quarter of 2003. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The decrease in administrative expenses in the first quarter of 2004 as compared to the first quarter of 2003 is due to fees incurred to prepare and submit the private letter ruling request to the IRS on the Section 29 credit timing issue and to specific legal expenses concerning changes in Alabama tax laws for the first quarter of 2003.

     Distributable income for the first quarter of 2004 was $4,507,583, or $.57 per Unit, compared to distributable income for the first quarter of 2003 of $4,950,433, or $.63 per Unit. The Trust made a distribution on March 10, 2004 of $0.568977 per Unit compared to a distribution of $.644817 per Unit made during the first quarter of 2003.

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

Basis of Accounting

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial positions and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:

•	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

•	General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus when revenues are received.

•	Distributions to Unitholders are recorded when declared by the Trustee (see Note 4).

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

Impairment

     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As discussed in Note 3 to the Condensed Financial Statements (Unaudited), coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless Section 29 credits are reinstated by Congress and such legislation applies to coal seam gas production attributable to the Underlying Properties. See Note 3 to the financial statements for further discussion of the Section 29 credit.

Revenue Recognition

     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2004 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2003.

Reserve Disclosure

     Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. In accordance with Statement of Financial Standards No. 69, “Disclosures About Oil and Gas Producing Activities”, estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

Contingencies

     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2004.

Use of Estimates

     The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Forward-Looking Statements

     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Trust’s financial position and industry conditions, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)      Exhibits

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

     (b)      Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter covered by this report. The Trust did furnish a report on Form 8-K on February 24, 2004, pursuant to Item 12 of Form 8-K announcing the Trust’s quarterly cash distribution.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES BLACK WARRIOR TRUST

By:	BANK OF AMERICA, N.A., TRUSTEE

By:	/s/ Ron E. Hooper

Ron E. Hooper Senior Vice President and Administrator

Date: May 7, 2004

(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number		Exhibit
31.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002