Form 10-Q
period 2004-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2004-08-06
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission File Number: 001-11335

DOMINION RESOURCES BLACK WARRIOR TRUST

(Exact name of registrant as specified in its charter)

Delaware	75-6461716
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

Bank of America, N.A.
901 Main Street
17th Floor
Dallas, Texas 75202
(Address of principal executive offices)
(Zip code)

(214) 209-2400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     Number of units of beneficial interest outstanding at August 1, 2004: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
DOMINION RESOURCES BLACK WARRIOR TRUST CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
DOMINION RESOURCES BLACK WARRIOR TRUST CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
DOMINION RESOURCES BLACK WARRIOR TRUST CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
DOMINION RESOURCES BLACK WARRIOR TRUST NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
Index to Exhibits
Certification Required by Rule 13a-14(a)
Certification Required by Rule 13a-14(b)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2003, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2004, the distributable income for the three-month and the six-month periods ended June 30, 2004 and 2003 and the changes in trust corpus for the six-month periods ended June 30, 2004 and 2003, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of June 30, 2004, and for the three-month and the six-month periods ended June 30, 2004 and 2003 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 2004, and the related condensed statements of distributable income for the three-month and the six-month periods ended June 30, 2004 and 2003 and changes in trust corpus for the six-month periods ended June 30, 2004 and 2003. These condensed financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2003, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2003, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
August 2, 2004

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$41,427	$87,026
Royalty interests in gas properties (less accumulated amortization of $113,763,530 and $111,084,133, respectively)	$42,053,971	$44,733,367

TOTAL ASSETS	$42,095,398	$44,820,393

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable	$113,156	$130,813
Contingencies, Note 5
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding	$41,982,242	$44,689,580

TOTAL LIABILITIES AND TRUST CORPUS	$42,095,398	$44,820,393

     The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Three	the Three
	Months Ended	Months Ended
	June 30, 2004	June 30, 2003
Royalty income	$6,540,615	$5,706,980
Interest income	3,274	3,818

	$6,543,889	$5,710,798
General and administrative Expenses	(282,710)	(212,725)

Distributable income	$6,261,179	$5,498,073

Distributable income per unit (7,850,000 units)	$.80	$.70

     The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Six	the Six
	Months Ended	Months Ended
	June 30, 2004	June 30, 2003
Royalty income	$11,291,980	$10,935,895
Interest income	5,370	7,507

	$11,297,350	$10,943,402
General and administrative Expenses	(528,589)	(494,896)

Distributable income	$10,768,761	$10,448,506

Distributable income per unit (7,850,000 units)	$1.37	$1.33

     The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	For	For
	the Six	the Six
	Months Ended	Months Ended
	June 30, 2004	June 30, 2003
Trust corpus, beginning of period	$44,689,580	$50,441,689
Amortization of royalty interests	(2,679,397)	(3,298,712)
Distributable income	10,768,761	10,448,506
Distributions to unitholders	(10,796,702)	(10,520,405)

Trust corpus, end of period	$41,982,242	$47,071,078

Distributions per unit (7,850,000 units)	$1.38	$1.34

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

     The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves are established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results.

     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus.

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

     Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 credit under the Internal Revenue Code (the “Code”). Therefore, Unitholders are not entitled to claim Section 29 credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 credits for alternative minimum tax purposes. Before its expiration, the Section 29 credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there were no other Code provisions that allowed for the carryback or carryforward of Section 29 credits. As the carryforward of unused Section 29 credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should continue to be allowed, even though the Section 29 credit is no longer allowed for coal seam gas produced and sold after 2002.

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

     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. Alabama local counsel has determined that the Trust became subject to the Alabama business privilege tax (the “BPT”) beginning in 2000 when the BPT replaced the Alabama franchise tax. Prior to the enactment of the BPT, the Trust was not subject to any Alabama state taxes. On May 26, 2004, Alabama local counsel submitted a proposal for a Voluntary Compliance Agreement (the “Agreement”) with the Alabama Department of Revenue, which has been accepted. Pursuant to the Agreement, the Trust must file Alabama BPT tax returns for the 2002, 2003, and 2004 tax years by September 14, 2004, and voluntarily pay the BPT owed for the 2002, 2003, and 2004 tax years with interest. In return, the Alabama Department of Revenue will not impose penalties or seek to collect the BPT or corporate shares taxes or applicable penalties and interest that may have been due prior to the 2002 report. The Trustee is aware of no other contingency items as of June 30, 2004.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Trust makes quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests burdening the Underlying Properties. The Royalty Interests owned by the Trust burden the interest in the Underlying Properties that is owned by the Company, an indirect wholly owned subsidiary of Dominion Resources.

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

Results of Operations

     Three and Six Month Periods Ended June 30, 2004 Compared to Three and Six Month Periods Ended June 30, 2003

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

     The Trust received royalty income amounting to $6,540,615 during the second quarter of 2004 compared to $5,706,980 during the second quarter of 2003. This revenue was derived from the receipt of cash on production of 1,218 Mmcf at an average price received of $5.37 per mcf after deducting production taxes of $421,311 compared to 1,318 Mmcf with an average price of $4.33 per mcf after deducting production taxes of $395,398 in the second quarter of 2003. The Trust received royalty income amounting to $11,291,980 during the six months ended June 30, 2004 compared to $10,935,895 during the six months ended June 30, 2003. This revenue was derived from the receipt of cash on production of 2,490 Mmcf at an average price received of $4.53 per mcf after deducting production taxes of $758,071 compared to 2,779 Mmcf with an average price of $4.20 per mcf after deducting production taxes of $734,816 in the six months ended June 30, 2003. For the six-month period ended June 30, 2004, the Trust was positively impacted by the increase in natural gas prices, as compared with the six-month period ending June 30, 2003. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

     Interest income during the second quarter of 2004 amounted to $3,274 compared to $3,818 for the same period in 2003. Interest income during the six months ended June 30, 2004 amounted to $5,370 compared to $7,507 for the six months ended June, 2003. This decrease is a result of the lower interest rates.

     Administrative expenses during the second quarter of 2004 amounted to $282,710 compared to $212,725 in the second quarter of 2003. Administrative expenses during the six months ended June 30, 2004 amounted to $528,589 compared to $494,896 for the six months ended June 30, 2003. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the second quarter of 2004 as compared to the second quarter of 2003 is due to fees incurred in 2003 to prepare and submit a private letter ruling request to the IRS on the Section 29 credit timing issue and to specific legal expenses concerning changes in Alabama tax laws.

     Distributable income for the second quarter of 2004 was $6,261,179, or $.80 per Unit, compared to distributable income for the second quarter of 2003 of $5,498,073, or $.70 per Unit. Distributable income for the six months ended June 30, 2004 was $10,768,761, or $1.37 per Unit, compared to $10,448,506, or $1.33 per Unit, for the six months ended June 30, 2003. The Trust made a distribution on June 9, 2004 of $0.806399 per Unit compared to a distribution of $0.695362 per Unit made during the second quarter of 2003.

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

     The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves are established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results.

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

Contingencies

     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. Alabama local counsel has determined that the Trust became subject to the Alabama business privilege tax (the “BPT”) beginning in 2000 when the BPT replaced the Alabama franchise tax. Prior to the enactment of the BPT, the Trust was not subject to any Alabama state taxes. On May 26, 2004, Alabama local counsel submitted a proposal for a Voluntary Compliance Agreement (the “Agreement”) with the Alabama Department of Revenue, which has been accepted. Pursuant to the Agreement, the Trust must file Alabama BPT tax returns for the 2002, 2003, and 2004 tax years by September 14, 2004, and voluntarily pay the BPT owed for the 2002, 2003, and 2004 tax years with interest. In return, the Alabama Department of Revenue will not impose penalties or seek to collect the BPT or corporate shares taxes or applicable penalties and interest that may have been due prior to the 2002 report. The Trustee is aware of no other contingency items as of June 30, 2004.

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

     The Trust did not file any reports on Form 8-K during the quarter covered by this report. The Trust did furnish a report on Form 8-K on May 21, 2004, pursuant to Item 12 of Form 8-K announcing the Trust’s quarterly cash distribution.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES BLACK WARRIOR TRUST
By:	BANK OF AMERICA, N.A., TRUSTEE

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President and Administrator

Date: August 4, 2004

(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number		Exhibit
31.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.