Form 10-Q
period 2004-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2004-11-08
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

or

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

     Number of units of beneficial interest outstanding at November 1, 2004: 7,850,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2003, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2004, the distributable income for the three-month and the nine-month periods ended September 30, 2004 and 2003 and the changes in trust corpus for the nine-month periods ended September 30, 2004 and 2003, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 2004, and for the three-month and the nine-month periods ended September 30, 2004 and 2003 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 2004, and the related condensed statements of distributable income for the three-month and the nine-month periods ended September 30, 2004 and 2003 and changes in trust corpus for the nine-month periods ended September 30, 2004 and 2003. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 8, 2004

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$97,025	$87,026
Royalty interests in gas properties (less accumulated amortization of $115,029,216 and $111,084,133, respectively)	$40,788,284	$44,733,367

TOTAL ASSETS	$40,885,309	$44,820,393

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable	$137,178	$130,813
Contingencies, Note 5
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding	$40,748,131	$44,689,580

TOTAL LIABILITIES AND TRUST CORPUS	$40,885,309	$44,820,393

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Three	the Three
	Months Ended	Months Ended
	September 30, 2004	September 30, 2003
Royalty income	$6,577,070	$5,094,173
Interest income	5,480	2,581

	$6,582,550	$5,096,754
General and administrative expenses	(221,864)	(246,875)

Distributable income	$6,360,686	$4,849,879

Distributable income per unit (7,850,000 units)	$.81	$.62

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Nine	the Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2003
Royalty income	$17,869,050	$16,030,068
Interest income	10,850	10,088

	$17,879,900	$16,040,156
General and administrative expenses	(750,453)	(741,771)

Distributable income	$17,129,447	$15,298,385

Distributable income per unit (7,850,000 units)	$2.18	$1.95

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	For	For
	the Nine	the Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2003
Trust corpus, beginning of period	$44,689,580	$50,441,689
Amortization of royalty interests	(3,945,083)	(4,845,654)
Distributable income	17,129,447	15,298,385
Distributions to unitholders	(17,125,813)	(15,362,780)

Trust corpus, end of period	$40,748,131	$45,531,640

Distributions per unit (7,850,000 units)	$2.18	$1.96

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:

–	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

–	General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

–	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus when revenues are received.

–	Distributions to Unitholders are recorded when declared by the Trustee (see Note 4).

     The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results. This comprehensive basis of accounting other than accounting principles generally accepted in the United States of America corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. Alabama local counsel has determined that the Trust became subject to the Alabama business privilege tax (the “BPT”) beginning in 2000 when the BPT replaced the Alabama franchise tax. Prior to the enactment of the BPT, the Trust was not subject to any Alabama state taxes. On May 26, 2004, Alabama local counsel submitted a proposal for a Voluntary Compliance Agreement (the “Agreement”) with the Alabama Department of Revenue, which has been accepted. As required by the Agreement, the Trust filed Alabama BPT tax returns for the 2002 and 2003 tax years by September 14, 2004, and voluntarily paid the BPT owed for these years with interest. These payments were $15,000 plus interest for each year. Therefore, the Alabama Department of Revenue should not impose penalties or seek to collect the BPT or corporate shares taxes or applicable penalties and interest that may have been due prior to the 2002 report. The Trustee is aware of no other contingency items as of September 30, 2004.

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

Results of Operations

     Three and Nine Month Periods Ended September 30, 2004 Compared to Three and Nine Month Periods Ended September 30, 2003

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

     The Trust received royalty income amounting to $6,577,070 during the third quarter of 2004 compared to $5,094,173 during the third quarter of 2003. This revenue was derived from the receipt of cash on production of 1,146 Mmcf at an average price received of $5.74 per mcf after deducting production taxes of $442,292 compared to 1,305 Mmcf with an average price of $3.90 per mcf after deducting production taxes of $356,299 in the third quarter of 2003. The Trust received royalty income amounting to $17,869,050 during the nine months ended September 30, 2004 compared to $16,030,068 during the nine months ended September 30, 2003. This revenue was derived from the receipt of cash on production of 3,636 Mmcf at an average price received of $4.91 per mcf after deducting production taxes of $1,200,363 compared to 4,084 Mmcf with an average price of $3.94 per mcf after deducting production taxes of $1,019,115 in the nine months ended September 30, 2003. For the nine-month period ended September 30, 2004, the Trust was positively impacted by the increase in natural gas prices, as compared with the nine-month period ending September 30, 2003. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

     Interest income during the third quarter of 2004 amounted to $5,480 compared to $2,581 for the same period in 2003. Interest income during the nine months ended September 30, 2004 amounted to $10,850 compared to $10,088 for the nine months ended September 30, 2003. This increase is a result of the higher interest rates and increase in funds.

     Administrative expenses during the third quarter of 2004 amounted to $221,864 compared to $246,875 in the third quarter of 2003. Administrative expenses during the nine months ended September 30, 2004 amounted to $750,453 compared to $741,771 for the nine months ended September 30, 2003. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The decrease in administrative expenses in the third quarter of 2004 as compared to the third quarter of 2003 is due to higher legal expenses in 2003.

     Distributable income for the third quarter of 2004 was $6,360,686, or $.81 per Unit, compared to distributable income for the third quarter of 2003 of $4,849,879, or $.62 per Unit. Distributable income for the nine months ended September 30, 2004 was $17,129,447, or $2.18 per Unit, compared to $15,298,385, or $1.95 per Unit, for the nine months ended September 30, 2003. The Trust made a distribution on September 8, 2004 of $.806256 per Unit compared to a distribution of $0.616863 per Unit made during the third quarter of 2003.

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

Basis of Accounting

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial positions and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:

–	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

–	General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

–	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus when revenues are received.

–	Distributions to Unitholders are recorded when declared by the Trustee (see Note 4).

     The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results. This comprehensive basis of accounting other than accounting principles generally accepted in the United States of America corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Contingencies

     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. Alabama local counsel has determined that the Trust became subject to the Alabama business privilege tax (the “BPT”) beginning in 2000 when the BPT replaced the Alabama franchise tax. Prior to the enactment of the BPT, the Trust was not subject to any Alabama state taxes. On May 26, 2004, Alabama local counsel submitted a proposal for a Voluntary Compliance Agreement (the “Agreement”) with the Alabama Department of Revenue, which has been accepted. As required by the Agreement, the Trust filed Alabama BPT tax returns for the 2002 and 2003 tax years by September 14, 2004, and voluntarily paid the BPT owed for these years with interest. These payments were $15,000 plus interest for each year. Therefore, the Alabama Department of Revenue should not impose penalties or seek to collect the BPT or corporate shares taxes or applicable penalties and interest that may have been due prior to the 2002 report. The Trustee is aware of no other contingency items as of September 30, 2004.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

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

Date: November 8, 2004

(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number	Exhibit
31.1 —	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 —	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.