Form 10-K
period 2004-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2005-03-16
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-11335
Dominion Resources Black Warrior Trust
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-6461716 (I.R.S. employer identification number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $238,912,314.

At March 1, 2005, there were 7,850,000 units of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I.

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

     “ConocoPhillips” means ConocoPhillips Corporation, successor to The River Gas Corporation.

     “Contract Price” means the price at which, pursuant to the Gas Purchase Agreement, El Paso Merchant Energy — Gas, L.P., as successor to Sonat Marketing, is obligated to purchase the Subject Gas at the central delivery points in the gathering system for the Underlying Properties. Pursuant to a Gas Purchase Agreement amendment, effective January 1, 2002 through December 31, 2002, the Contract Price for each month equaled (a) for quantities of Gas up to and including the applicable Monthly Fixed Price Quantity, $3.70 per MMBtu, and (b) for quantities of Gas over and above the Monthly Fixed Price Quantity up to the Monthly Base Quantity, the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to that same Gas Purchase Agreement amendment, commencing January 1, 2002, the Contract Price for quantities of Gas over and above the Monthly Base Quantity equaled the sum of (i) the Index Price and (ii) $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity shall be the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the July 1, 2002 Gas Purchase Agreement amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly specified base quantity during each month was divided into two categories, a Fixed

Price Quantity and an Index Price Quantity (as defined therein). Until December 31, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly Fixed Price Quantity was $3.68 per MMBtu. The price payable by El Paso for each MMBtu of gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Effective January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence applied to the entire Monthly Base Quantity. Also effective January 1, 2004, the price payable by El Paso for gas production in excess of the specified Monthly Base Quantity each month was the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Effective January 31, 2004, the Gas Purchase Agreement was terminated. For the period of February 1, 2004 through October 30, 2004, the gas was sold on a month to month basis to various purchasers. Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas at Index Price plus $0.02125 per MMBtu for the period of November 1, 2004 through May 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. The basis for gas sales after March 31, 2005 will be determined subsequent to the filing of this Annual Report on Form 10-K but will be reported in future filings.

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

     “Grantor trust” means a trust as to which the grantor is treated as the owner of the trust income and corpus under the Code.

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

     “MMcf” means million cubic feet of natural gas. As used herein, 1 MMcf is assumed to have a Btu content of 1008 MMBtu.

     “MMBtu” means million Btu. As used herein, 992 MMBtu is deemed to be the Btu content of 1 MMcf.

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

     “Prospectus” means the prospectus dated June 21, 1994, as supplemented by the final prospectus supplement dated June 1, 1995, relating to the offer and sale of the Units, and forming a part of Dominion Resources’ Registration Statement on Form S-3 (No. 33-53513).

     “Ralph E. Davis & Associates” means Ralph E. Davis & Associates, independent petroleum engineers.

     “Reserve Estimate” means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2005, prepared by Ralph E. Davis & Associates.

     “Royalty Interests” means the overriding royalty interests conveyed to the Trust pursuant to the Conveyance entitling the holder thereof to 65 percent of the Gross Proceeds derived from the Company Interests.

     “Section 29 tax credit” means the tax credits for federal income tax purposes pursuant to Section 29 of the Code to an owner of coal seam gas production, which tax credits were generated upon the sale of such production prior to January 1, 2003.

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

     The Royalty Interests are passive in nature and neither the Trustee nor the Delaware Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Company does not have any contractual commitment to the Trust to develop further the Underlying Properties or to maintain its ownership interest in any of the Underlying Properties. The Company may sell the Company Interests subject to and burdened by the Royalty Interests and, absent certain conditions having been met, with the continuing benefit of Dominion Resources’ assurances and the Gas Purchase Agreement. For a description of the Underlying Properties, the Royalty Interests and other information relating to such properties, see “Properties—The Royalty Interests.”

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

Liabilities of the Trust

     Because of the passive nature of the Trust assets and the restrictions on the activities of the Trustee, the only liabilities the Trust has incurred are those for routine administrative expenses, such as trusteeship fees and accounting, engineering, legal and other professional fees and the administrative services fee paid to Dominion Resources. If a court were to hold that the Trust is taxable as a corporation for federal income tax purposes, then the Trust would incur substantial federal income tax liabilities. See “Federal Income Tax Consequences.”

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

Termination and Liquidation of the Trust

     The Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 66 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million (as applicable, the “Termination Date”). Upon such occurrence causing the Trust to terminate, the remaining assets of the Trust will be sold, the net proceeds of the sale will be distributed to Unitholders and the Trust will be wound up and a certificate of cancellation filed.

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

     The right of a Unitholder to bring a derivative action on behalf of the Trust with respect to Dominion Resources’ obligation to cure certain deficiencies under the Trust Agreement is subject to the restriction that such right may only be exercised by Unitholders owning of record not less than 25 percent of the Units then outstanding (treated as a single class) and then only absent action by the Trustee to enforce any such obligation within 10 days following receipt by the Trustee of a written request served upon the Trustee by such Unitholders to take such action. In such an event, Unitholders owning of record not less than 25 percent of the Units then outstanding may, acting as a single class and on behalf of the Trust, seek to enforce such obligations. See “Properties—The Royalty Interests—Dominion Resources’ Assurances.”

DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2005, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.

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

Conditional Right of Repurchase

     Dominion Resources (and any of its successors and affiliates) has the right to repurchase all (but not less than all) outstanding Units at any time at which 15 percent or less of the outstanding Units are owned by persons or entities other than Dominion Resources and its affiliates. Subject to the following sentence, any such repurchase would be at a price equal to the greater of (i) the highest price at which Dominion Resources or any of its affiliates acquired Units during the 90 days immediately preceding the date (the “Determination Date”) that is three New York Stock Exchange (“NYSE”) trading days prior to the date on which notice of such exercise is delivered to the Unitholders and (ii) the average closing price of Units on the NYSE for the 30 trading days immediately preceding the Determination Date. If Dominion Resources or any of its affiliates acquires Units (other than an acquisition from Dominion Resources or any affiliate) during the period that is 3 NYSE trading days after the Determination Date at a price per Unit greater than that at which an acquisition was made during the 90-day period referred to in clause (i) of the preceding sentence, then for purposes of clause (i) of the preceding sentence the highest price used therein will be such greater price. Any such repurchase would be conducted in accordance with applicable federal and state securities laws.

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

     If Dominion Resources exercises and consummates its right of repurchase, then, at its option, it may cause the Trust to be terminated by providing written notice thereof to the Trustee and the Delaware Trustee. Within 30 days following written notice of Dominion Resources’ decision to terminate the Trust, the Trustee must cause any remaining Royalty Interests (and, subject to the rights of Unitholders with respect to the receipt of distributions for which a record date has been determined, all proceeds of production attributable to the Royalty Interests) and any other assets of the Trust to be conveyed to Dominion Resources or its assignee (subject to the right of such trustees to create reasonable reserves in connection with the liquidation of the Trust).

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

     Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendments of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Trustee or the Delaware Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. Without the written consent of Dominion Resources and the approval of not less than 66 2/3 percent of the outstanding Units, no provision of the Trust Agreement may be amended with respect to (a) the sale or disposition of all or any part of the Trust estate, including the Royalty Interests, except as specifically provided in the Trust Agreement; (b) termination of the Trust and the disposition of Trust assets upon liquidation of the Trust; or (c) the Company’s right of first refusal with respect to the purchase of any remaining Royalty Interests upon termination of the Trust. Without the written consent of Dominion Resources and the approval of a majority of the outstanding Units, no amendment may be made to the Trust Agreement that would alter Dominion Resources’ conditional right to repurchase all outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Dominion Resources or its affiliates. Additionally, any amendment that increases the obligations, duties or liabilities of or affects the rights of the Trustee or the Delaware Trustee must be consented to by such entity. The Trustee, the Delaware Trustee, Dominion Resources and the Company may, without approval of Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of Unitholders. In addition, (i) Dominion Resources may direct the Trustee to change the name of the Trust without approval of Unitholders and (ii) in the event that a business purpose of the Trust is found or deemed to exist by any taxing or other authority on which finding any taxation authority might rely, the Trustee is authorized to amend or delete and, subject to the receipt of an opinion of counsel reasonably satisfactory to the Trustee, the Trustee, the Delaware Trustee, Dominion Resources and the Company will amend or delete any provision of the Trust Agreement or take such other action as may be necessary to eliminate such business purpose, without approval of Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Conveyance and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under “Description of the Trust—Termination and Liquidation of the Trust,” all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.

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

     Coal seam gas produced and sold after December 31, 2002 no longer generates Section 29 tax credits under the Code. Therefore, Unitholders are not entitled to claim Section 29 tax credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 tax credits for alternative minimum tax purposes as discussed below. All discussion of Section 29 tax credits are applicable only to credits attributable to coal seam gas produced and sold on or before December 31, 2002.

Classification and Taxation of the Trust	The Trust is a grantor trust for federal tax purposes and not an association taxable as a corporation. As a grantor trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with each such Unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2004, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent and future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

Individuals may deduct “miscellaneous itemized deductions” (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust.

Section 29 Tax Credits	Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit under the Code. Therefore, Unitholders are not entitled to claim Section 29 tax credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 tax credits for alternative minimum tax purposes. Before its expiration, the Section 29 tax credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 tax credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there were no other Code provisions that allowed for the carryback or carryforward of Section 29 tax credits. As the carryforward of unused Section 29 tax credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should continue to be allowed, even though the Section 29 tax credit is no longer allowed for coal seam gas produced and sold after 2002.

Treatment of the Royalty Interests	Each Royalty Interest is a nonoperating economic interest in an Underlying Property because it is a right to a fixed percentage of the gross proceeds from the sale of gas as, if and when produced from such properties, the right endures for the economic life of the burdened reserves and the right is not required to bear any cost of developing or producing such gas.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalty Interests (or, if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the Royalty Interests is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Code, the taxpayer generally must recapture the amount deducted for depletion in ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury regulations govern dispositions of property after March 13, 1995. The Service will likely take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the Code for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.

Tax Shelter Registration	The Trust is registered as a “tax shelter,” and its tax shelter registration number is 94-277000355. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income and depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See third paragraph under “Description of Units—Periodic Reports.”

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

     The Alabama Department of Revenue (the “DOR”) has issued a letter ruling that permits the Trust to file a “composite income tax return” on behalf of all Unitholders who are not residents of Alabama. The filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for each of the years 1995-2003 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2004 and each year thereafter for so long as the composite return does not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2004. Accordingly, no Alabama state income tax is due under the 2004 return.

     No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2004 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any

Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, “Nonresident Unitholders” will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year that shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as “Resident Unitholders.”

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

     The Alabama franchise tax has been repealed and replaced with the Alabama business privilege tax (the “BPT”), which imposes an annual privilege tax on corporations, limited liability entities, and disregarded entities (as those terms are statutorily defined in Alabama’s tax code) doing business in Alabama or organized under Alabama law. The DOR issued a revenue ruling in 2002 holding that the BPT applied to a grantor trust. The DOR had previously issued a revenue ruling holding that the BPT did not apply to a grantor trust, but that revenue ruling was revoked. Alabama tax counsel recently advised the Trustee that the Trust has been subject to the BPT beginning in 2000 when the BPT replaced the Alabama franchise tax. Prior to the enactment of the BPT, the Trust was not subject to any Alabama state taxes.

     On May 26, 2004, Alabama local counsel submitted a proposal for a Voluntary Compliance Agreement (the “Agreement”) with the Alabama Department of Revenue, which has been accepted. As required by the Agreement, the Trust filed Alabama BPT tax returns for the 2002 and 2003 tax years, and voluntarily paid the BPT owed for these years with interest. These payments were $15,000 plus interest for each year. Therefore, the Alabama Department of Revenue should not impose penalties or seek to collect the BPT or corporate shares taxes or applicable penalties and interest that may have been due prior to the 2002 report. In accordance with now being subject to the BPT, the Trust will file BPT returns and pay related taxes, if any, on a going-forward basis.

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

     Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by the Alabama Department of Environmental Management (“ADEM”). ADEM initially issued five permits in connection with the Underlying Properties, which were consolidated into one permit in February 1994. The ADEM permit was renewed in 1999 and again in July 2004. Renewal of the permit has been applied for and is under review by the Alabama Department of Environmental Management. It generally authorizes water disposal based upon the Black Warrior River’s minimum flow rate and maximum chloride level. The Company has advised the Trust that since 1987 water disposal from the Underlying Properties has not been disrupted.

     While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder, the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it estimates that it plans to expend approximately $87,000 during 2005 for anticipated expenditures related to compliance with environmental laws.

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

     Demand for natural gas production has historically been seasonal in nature and prices for natural gas fluctuate accordingly. Unseasonably warm weather and the ability of markets to access storage can cause the demand for natural gas to decrease, resulting in lower prices received by producers than when demand is higher due to seasonal weather factors. Such price fluctuations and the continuation of/return to low prices for natural gas will directly impact Trust distributions, estimates of reserves attributable to the Royalty Interests and estimated future net revenue from reserves attributable to the Royalty Interests.

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

     The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by Dominion Black Warrior Basin, Inc. in accordance with the Operating Agreement. See “—Operation of Properties.” The Underlying Properties comprise 34,212 gross acres of land in an area approximately 5 miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of 8 wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2004, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.

     Well Count and Acreage Summary. The following table shows as of December 31, 2004, the gross and net producing wells and acres for the Company Interests. The net wells and acres are determined by multiplying the gross wells or acres by the Company Interests Owner’s working interest in the wells or acres.

	Number of Wells		Acres
	Gross	Net	Gross	Net
Company Interests	532	519	34,212	33,363

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

     Water Removal and Disposal. Water from the wells located on the Underlying Properties is pumped from the wellhead to one of five water disposal systems, each with two ponds, where the water is analyzed and chemically treated to remove impurities, if necessary, prior to discharge into the Black Warrior River. Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by ADEM that expired in July 2004. A new permit was requested and obtained for post-July 2004 and will expire in August 2009. The ADEM permit generally authorizes water disposal based upon the Black Warrior River’s minimum flow rate and maximum chloride level. The Company has advised the Trust that, since 1987, water disposal from the Underlying Properties has not been disrupted. Although the facilities of the Company have the capacity to store several days of water production, if water disposal into the Black Warrior River is disrupted, natural gas production from the wells on the Underlying Properties would be curtailed during the period of such disruption. See “Business—Regulation and Prices—Environmental Regulation.”

     Curtailments. The Company has advised the Trust that, during 2004, production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

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

Reserve Estimate

     Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 2005, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

As of
Royalty Interests	January 1, 2005

Net Proved Natural Gas Reserves (MMcf)(a)(b):
Developed Producing	39,101
Estimated Future Net Revenues (in thousands) (a)(c):
2005	$22,850
2006	20,228
2007	17,929
2008	15,911
2009	14,136
Thereafter	113,262

Total	$204,316

Total Discounted at 10 Percent	$113,440

(a)	The estimates of reserves and future net revenues summarized in this table are based upon a price of $5.56 per Mcf, which represented the market price for gas in their fields as of December 31, 2004. This price may not be the most representative price for estimating reserves or related future net revenues data.

(b)	As discussed in “Business—Federal Income Tax Considerations,” coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit.

(c)	Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests for gas production less the relevant share of production, property and related taxes (including severance taxes). Overhead costs have not been included, nor have the effects of depreciation, depletion and federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

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

     The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust, and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 4.4 Bcf in 2005 to 2.7 Bcf in 2009.

     Detailed information concerning the number of wells on royalty properties is not generally available to the owner of royalty interests. Consequently, the Registrant does not have information that would be disclosed by a company with oil and gas operations, such as an accurate count of the number of wells located on the Underlying Properties, the number of exploratory or development wells drilled on the Underlying Properties during the periods presented by this report, or the number of wells in process or other present activities on the Underlying Properties, and the Registrant cannot readily obtain such information.

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

Natural Gas Sales Prices and Production

     The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

	Year ended December 31,
	2004	2003	2002

Production attributable to the Royalty Interests (Bcf)	4.7	5.1	6.0

Weighted average property, production and related taxes (per Mcf)	$0.38	$0.16	$0.15

Average Contract Price (per Mcf)	$6.15	$4.22	$3.70

Gas Purchase Agreement

     El Paso Merchant Energy — Gas, L.P. (“El Paso”), successor to Sonat Marketing Company (“Sonat Marketing”), was required under the Gas Purchase Agreement to purchase the Gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004. Under the agreement, Sonat Marketing (as predecessor to El Paso under the Gas Purchase Agreement) was, in past years, obligated to purchase up to a specified monthly base quantity of Gas for a contract price equal to the Index Price plus a specified premium

(between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000, the price paid on Index Price Quantities to a minimum price of $2.20 and a maximum price of $2.82. Prior to April 1, 1996, Sonat Marketing was obligated to purchase Gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 1998, the price paid for such Gas production in excess of the specified monthly base quantities was the Index Price plus $.02. Effective January 1, 1999 through December 31, 2000, the price paid Gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The Index Price, which is determined on a monthly basis, was Southern Natural Gas Company’s posted index price for deliveries of gas in Louisiana.

     Effective January 1, 2001 through December 31, 2001, the price payable by El Paso for each MMBtu of the base quantity specified for each month was divided into three categories, (i) a fixed price quantity, (ii) an index price quantity subject to a floor and ceiling price (the “Collared Index Quantity”), and (iii) an index price quantity not subject to a floor or ceiling price (the “Non-Collared Index Quantity”). The price paid for each MMBtu of fixed price quantity was $3.97 per MMBtu. For the amount of gas sold in excess of the fixed price quantity, the price for each MMBtu of gas sold up to the Collared Index Quantity was the Index Price, provided that the price payable each month would in no event be less than $3.00 per MMBtu or more than $5.30 per MMBtu. For the amount of Gas sold in excess of the fixed price quantity plus the Collared Index Quantity, the price for each MMBtu of Gas sold was the sum of (a) the Index Price and (b) a premium per MMBtu (ranging from $.05 to $.07). The price payable by El Paso for each MMBtu of Gas production in excess of the specified monthly base quantity each month was the sum of the Index Price plus $.02. Pursuant to a Gas Purchase Agreement amendment, effective January 1, 2002 through December 31, 2002, the price payable by El Paso for each MMBtu for each month was (a) for quantities of Gas up to and including the applicable Monthly Fixed Price Quantity, $3.70 per MMBtu, and (b) for quantities of Gas over and above the Monthly Fixed Price Quantity up to the Monthly Base Quantity, the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to that same Gas Purchase Agreement amendment, commencing January 1, 2002, the price payable by El Paso for each MMBtu over and above the Monthly Base Quantity equaled the sum of (i) the Index Price and (ii) $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the July 1, 2002 Gas Purchase Agreement amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly specified base quantity during each month was divided into two categories, a Fixed Price quantity and an Index Price Quantity. Until December 31, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly Fixed Price Quantity was $3.68 per MMBtu. The price payable by El Paso for each MMBtu of Gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Commencing January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence applied to the entire monthly base quantity. Also effective January 1, 2004, the price payable by El Paso for Gas production in excess of the specified monthly base quantity each month was the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Effective January 31, 2004, the Gas Purchase Agreement was terminated. For the period of February 1, 2004 through October 30, 2004, the gas was sold on a month to month basis to various purchasers. Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas at Index Price plus $0.02125 per MMBtu for the period of November 1, 2004 through May 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. The basis for gas sales after March 31, 2005 will be determined subsequent to the filing of this Annual Report on Form 10-K but will be reported in future filings.

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

     Operating Agreement. Pursuant to the Operating Agreement, ConocoPhillips operated and maintained the Underlying Properties for the Company and the other working interest owners until January 1, 2003. As amended October 30, 1996, the Operating Agreement had a three-year term and was to be automatically renewed for additional one-year periods unless either party provided written notice to the other party of its desire to terminate the Operating Agreement before the end of the current calendar year. On December 27, 2000, Dominion Resources notified ConocoPhillips that it was terminating the automatic one-year extension of the agreement. As such, the Operating Agreement was amended effective January 1, 2003 naming Dominion Black Warrior Basin, Inc. as the operator of the underlying properties.

Sale and Abandonment of Underlying Properties

     The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2004, none of the wells included in the Underlying Properties had been plugged and abandoned.

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

Dominion Resources’ Assurances

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

     The Trustee may, at any time after the 10th day following receipt by Dominion Resources of written notice from the Trustee that a Payment Obligation has not been paid when due, make demand of Dominion Resources for payment stating the amount due. Dominion Resources is obligated to cure any failure to pay the obligation within 10 days following receipt of the foregoing demand. After written request of the Unitholders owning of record not less than 25 percent of the Units then outstanding served upon the Trustee, and absent action by the Trustee within 10 days following receipt by the Trustee of such written request to enforce such obligations for the benefit of the Trust, such Unitholders may, acting as a single class and on behalf of the Trust, seek to enforce Dominion Resources’ performance obligations.

     All of Dominion Resources’ obligations will terminate upon: (i) the termination and cancellation of the Trust, (ii) the sale or other transfer by the Company of all or substantially all of the Company’s interest in the Underlying Properties subject to the terms of the Trust Agreement and (iii) the sale or other transfer of a majority of Dominion Resources’ direct or indirect equity ownership interest in the Company; provided that, with respect to clauses (ii) and (iii) above, Dominion Resources’ obligations will terminate only if: (a) the transferee has a specified credit rating or the transferee together with an affiliate that guarantees the transferee’s obligations has not less than a specified net worth or (b) the transferee is approved by the holders of a majority of the outstanding Units; and provided further, that in the case of clauses (ii) or (iii) above the transferee also unconditionally agrees in writing, in form and substance reasonably satisfactory to the Trustee, to assume Dominion Resources’ remaining obligations under the Trust Agreement with respect to the assets transferred and under the Administrative Services Agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The Units in the Trust are listed and traded on the NYSE under the symbol “DOM.” The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the NYSE and the amount of quarterly cash distributions per Unit paid by the Trust.

	Price
			Distribution
	High	Low	per Unit
2004
First Quarter	$29.50	$25.76	$.568977
Second Quarter	30.58	26.26	.806399
Third Quarter	34.74	30.00	.806256
Fourth Quarter	38.80	32.33	.800067
2003
First Quarter	$24.25	$20.10	$.644817
Second Quarter	27.30	21.95	.695362
Third Quarter	29.18	23.05	.616863
Fourth Quarter	29.25	26.70	.572678

At March 1, 2005, there were 7,850,000 Units outstanding and approximately 634 Unitholders of record.

     The Trust has no equity compensation plans and has not repurchased any units during the period covered by this report.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Royalty Income	$24,340,315	$20,746,843	$19,418,476	$25,937,254	$20,874,519
Distributable Income	$23,449,768	$19,835,642	$18,623,941	$25,215,487	$20,229,281
Distributable Income per Unit	$2.99	$2.53	$2.37	$3.21	$2.58

Distributions per Unit	$2.99	$2.53	$2.37	$3.21	$2.58
Total Assets, December 31	$39,946,530	$44,820,393	$50,566,037	$57,819,259	$65,691,406
Total Corpus, December 31	$39,819,581	$44,689,580	$50,441,689	$57,707,439	$65,575,056

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

     The year 2004 marked the tenth full year of the existence of the Trust. The Trust received royalty income amounting to $24,340,315 during the year ended December 31, 2004, compared to $20,746,843 for 2003 and $19,418,476 for 2002. The royalty income received by the Trust was net of the Royalty Interests’ allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 2004 decreased to $908,507, compared to $923,785 for 2003 and $810,557 for 2002. Distributable income for the year ended December 31, 2004 was $23,449,768, or $2.99 per Unit, compared to $19,835,642, or $2.53 per Unit, for 2003 and $18,623,941, or $2.37 per Unit, for 2002.

     The decrease in administrative expenses in 2004 compared to 2003 was primarily the result of lower professional fees. Similarly, the increase from 2002 to 2003 was the result of higher printing costs and increased professional fees.

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

     Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2004, 2003 and 2002, was based on production volumes and natural gas prices for the periods from October 1, 2003 to September 30, 2004, October 1, 2002 to September 30, 2003 and October 1, 2001 to September 30, 2002, respectively.

     The following table sets forth the production volumes attributable to the Trust’s Royalty Interests and the average sales Price and Index Price for such production for the periods indicated.

	For 12 Months Ended
	September 30,
	2004	2003	2002
Production (Bcf)(1)	4.825	5.326	6.129

Production (MMBtu)(2)	4.865	5.367	6.152

Average Contract Price Received ($/MMBtu)	$5.33	$4.13	$3.36

Average Index Price ($/MMBtu)	$5.45	$4.27	$2.78

(1)	Billion cubic feet of natural gas.

(2)	Trillion British Thermal Units.

     The information in this Form 10-K concerning production and prices relating to the Royalty Interests is based on information prepared and furnished by the Company to the Trustee. The Trustee has no control over and no responsibility relating to the operation of or accounting for the Underlying Properties.

     El Paso (as successor to Sonat Marketing) was required under the Gas Purchase Agreement to purchase the Gas produced from the Underlying Properties for as long as reserves on the Underlying Properties until such agreement was terminated, effective January 31, 2004. Under the agreement, Sonat Marketing was, in past years, obligated to purchase up to a specified monthly base quantity of Gas (the “Index Price Quantity”) for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000, the price paid on Index Price Quantities was subject to a minimum price of $2.20 and a maximum price of $2.82. Beginning effective January 1, 2001 through December 31, 2001, the Contract

Price paid was subject to a minimum price of $2.83 per MMBtu and a maximum price of $6.46 per MMBtu. Beginning effective January 1, 2002 through December 31, 2002, the Contract Price paid was subject to a minimum price of $3.70 per MMBtu and a maximum price of $5.30 per MMBtu. Commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the July 1, 2002 Gas Purchase Agreement amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly specified base quantity during each month was divided into two categories, a Fixed Price quantity and an Index Price Quantity. Until December 31, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly Fixed Price Quantity was $3.68 per MMBtu. The price payable by El Paso for each MMBtu of gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Commencing January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence applied to the entire monthly base quantity. Also effective January 1, 2004, the price payable by El Paso for Gas production in excess of the specified monthly base quantity each month was the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Prior to April 1, 1996, Sonat Marketing was obligated to purchase Gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 2001, the price paid for such Gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The Index Price, which is determined on a monthly basis, was Southern Natural Gas Company’s posted index price for deliveries of gas in Louisiana. Effective January 31, 2004, the Gas Purchase Agreement was terminated. For the period of February 1, 2004 through October 30, 2004, the gas was sold on a month to month basis to various purchasers. Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas at Index Price plus $0.02125 per MMBtu for the period of November 1, 2004 through March 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. The basis for gas sales after March 31, 2005 will be determined subsequent to the filing of this Annual Report on Form 10-K but will be reported in future filings.

     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2004, 2003 and 2002, by independent petroleum engineers. The reserve quantities of 39.1 Bcf for 2004 compared to 41.6 Bcf for 2003 and compared to 42.6 Bcf for 2002, reflect a decline in reserves between 2002 and 2003 and between 2003 and 2004 as a result of production. See “Financial Statements and Supplementary Data — Notes to Financial Statements— Note 8.”

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

     Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation” was issued in December 2004 and provides new implementation guidance for stock-based compensation accounting. This Statement is effective for public entities that do not file as small business issuers – as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Trust has no options or other stock-based instruments and accordingly, the impact of this new Standard will not be material to the financial statements of the Trust.

2.	Basis of Accounting

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:

•	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

•	General and administrative expenses are recorded based on liabilities paid and cash reserves established out of cash received.

•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to Trust corpus based upon when revenues are received.

•	Distributions to Unitholders are recorded when declared by the Trustee (see Note 5).

     The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results. The comprehensive basis of accounting other than accounting principles generally accepted in the United States of America corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

     Detailed information concerning the number of wells on royalty properties is not generally available to the owner of royalty interests. Consequently, the Registrant does not have information that would be disclosed by a company with oil and gas operations, such as an accurate count of the number of wells located on the Underlying Properties, the number of exploratory or development wells drilled on the Underlying Properties during the periods presented by this report, or the number of wells in process or other present activities on the Underlying Properties, and the Registrant cannot readily obtain such information.

6.	Contingencies

     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2004.

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

Tabular Disclosure of Contractual Obligations.

Contractual Obligations	Total	Payments Due by Period
		Less than	1 - 3	3-5	More than
		1 Year	Years	Years	5 Years
Distribution declared subsequent to year end	$7,284,447	$7,284,447	0	0	0
Total	$7,284,447	$7,284,447	0	0	0

     The above payable relates to distributions declared February 18, 2005 and payable March 11, 2005.

Forward-Looking Statements

     This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, “Business,” certain reserve information and other statements contained in Item 2, “Properties,” and certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee

     We have audited the accompanying statements of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2004 and 2003, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

     In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2004 and 2003, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2004, on the basis of accounting described in Note 2.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 14, 2005

DOMINION RESOURCES BLACK WARRIOR TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$126,590	$87,026
Royalty interests in gas properties (less accumulated amortization of $115,997,561 and $111,084,133, respectively)	39,819,940	44,733,367

Total Assets	$39,946,530	$44,820,393

LIABILITIES AND TRUST CORPUS
Trust expenses payable	$126,949	$130,813
Trust corpus (7,850,000 units of beneficial interest authorized, issued and outstanding)	39,819,581	44,689,580

Total Liabilities and Trust Corpus	$39,946,530	$44,820,393

Statements of Distributable Income

	Year Ended December 31,
	2004	2003	2002
Royalty income	$24,340,315	$20,746,843	$19,418,476
Interest income	17,960	12,584	16,022

	24,358,275	20,759,427	19,434,498
General and administrative expenses	(908,507)	(923,785)	(810,557)

Distributable income	$23,449,768	$19,835,642	$18,623,941

Distributable income per unit (7,850,000 units)	$2.99	$2.53	$2.37

Distributions per unit	$2.99	$2.53	$2.37

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2004	2003	2002
Trust corpus, beginning of period	$44,689,580	$50,441,689	$57,707,439
Amortization of royalty interests	(4,913,428)	(5,729,450)	(7,263,029)
Distributable income	23,449,768	19,835,642	18,623,941
Distributions to Unitholders	(23,406,339)	(19,858,301)	(18,626,662)

Trust corpus, end of period	$39,819,581	$44,689,580	$50,441,689

     The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
Years Ended December 31, 2004, 2003 and 2002

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

2. Basis of Accounting

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:

•	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

•	General and administrative expenses are recorded based on liabilities paid and cash reserves established out of cash received.

•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to Trust corpus based upon when revenues are received.

•	Distributions to Unitholders are recorded when declared by the Trustee (see Note 5).

     The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results. The comprehensive basis of accounting other than accounting principles generally accepted in the United States of America corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Distributable Income Per Unit

     Basic distributable income per unit is computed by dividing distributable income by the weighted average units outstanding. Distributable income per unit assuming dilution is computed by dividing distributable income by the weighted average number of units and equivalent units outstanding. The Trust had no equivalent units outstanding for any period presented, thus basic distributable income per unit and diluted distributable income per unit are the same.

New Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation” was issued in December 2004 and provides new implementation guidance for stock-based compensation accounting. This Statement is effective for public entities that do not file as small business issuers – as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Trust has no options or other stock-based instruments and accordingly, the impact of this new Standard will not be material to the financial statements of the Trust.

3. Federal Income Taxes

     The Trust is a grantor trust for Federal income tax purposes. As a grantor trust, the Trust is not required to pay Federal income taxes. Accordingly, no provision for federal income taxes has been made in these financial statements.

     Because the Trust is treated as a grantor trust, and because a Unitholder is treated as directly owning an interest in the Royalty Interests, each Unitholder is taxed directly on his per Unit pro rata share of income attributable to the Royalty Interests consistent with the Unitholder’s method of accounting and without regard to the taxable year or accounting method employed by the Trust.

     Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit under the Code. Therefore, Unitholders are not entitled to claim Section 29 tax credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 tax credits for alternative minimum tax purposes. Before its expiration, the Section 29 tax credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 tax credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there were no other Code provision that allowed for the carryback or carryforward of Section 29 tax credits. As the carryforward of unused Section 29 tax credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should continue to be allowed, even though the Section 29 tax credit is no longer allowed for coal seam gas produced and sold after 2002.

     Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.

4. Related Party Transactions

     Dominion Resources provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994. During 2004 this fee was $400,239 and will increase annually by three percent. Aggregate fees paid by the Trust to Dominion Resources in 2004, 2003 and 2002 were $400,239, $388,582, and $380,031, respectively.

     Aggregate fees and expense reimbursements paid by the Trust to the Trustees in 2004, 2003, and 2002 were $45,024, $43,852 and $43,003, respectively.

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

6. Subsequent Events

     Subsequent to December 31, 2004, the Trust declared and paid the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit
March 1, 2005	March 11, 2005	$.927955

7. Quarterly Financial Data (Unaudited)

     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2004 and 2003 (in thousands, except per Unit amounts):

			Distributable
Calendar Quarter	Royalty Income	Distributable Income	Income per Unit
2004
First	$4,751	$4,508	$.57
Second	6,541	6,261	.80
Third	6,577	6,361	.81
Fourth	6,471	6,320	.81

	$24,340	$23,450	$2.99

2003
First	$5,229	$4,950	$.63
Second	5,707	5,498	.70
Third	5,094	4,850	.62
Fourth	4,717	4,538	.58

	$20,747	$19,836	$2.53

Selected 2004 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income	$6,471
Interest income	7
General and administrative expenses	(158)

Distributable income	$6,320

Distributable income per Unit	$.81

Distributions per Unit	$.81

     Due to significant revisions in estimate of reserve quantities (see Note 8), estimated amortization of royalty interests decreased by approximately $0.1 million, decreased by approximately $0.1 million and increased by approximately $0.1 million during the fourth quarters of 2004, 2003 and 2002, respectively. These adjustments did not have an impact on the Trust’s distributable income.

8. Supplemental Gas Disclosure (Unaudited)

     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2004, 2003, 2002, and January 1, 2002, by independent petroleum engineers.

     In accordance with Statement of Financial Accounting Standards No. 69, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and end-of-period natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The prices for December 31, 2004, 2003, and January 1, 2003, were $6.0435, $5.89 and $4.10 per Mcf, respectively, including the effect of the Gas Purchase Agreement through its termination on January 31, 2004 (see Note 9). As of February 15, 2005, published Gas prices were approximately $6.30 per Mcf. The use of such price as compared to $5.56 per Mcf, which was used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for Gas.

     Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the original estimates.

     Detailed information concerning the number of wells on royalty properties is not generally available to the owner of royalty interests. Consequently, the Registrant does not have information that would be disclosed by a company with oil and gas operations, such as an accurate count of the number of wells located on the Underlying Properties, the number of exploratory or development wells drilled on the Underlying Properties during the periods presented by this report, or the number of wells in process or other present activities on the Underlying Properties, and the Registrant cannot readily obtain such information.

     The reserve estimates for the Royalty Interests are based on a percentage share of the Company’s Gross Proceeds payable to the Trust of 65 percent.

Proved developed reserves at January 1, 2002	50,964
Revisions of previous estimates	(2,422)
Production (mmcf)	(5,957)

Proved developed reserves at December 31, 2002	42,585
Revisions of previous estimates	4,138
Production (mmcf)	(5,137)

Proved developed reserves at December 31, 2003	41,586
Revisions of previous estimates	2,210
Production (mmcf)	(4,695)

Proved developed reserves at December 31, 2004	39,101

     All proved reserve estimates presented above at December 31, 2004, 2003, 2002, and January 1, 2002, are proved developed.

     Proved developed reserves, all located in the United States, for the Trust’s Interests are estimated quantities of coal seam gas that geological and engineering data indicate with reasonable certainty to be recoverable in future years from the coal formation under existing economic and operating conditions. The Trust’s proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2004, 2003 and 2002 relating to the Trust’s Royalty Interests (thousands of dollars):

	2004	2003	2002
Future cash inflows	$217,358	$225,561	$174,543
Future severance taxes	(13,042)	(13,534)	(10,473)

Future net cash flows	204,316	212,027	164,070
10% annual discount for estimated timing of cash flow	(90,876)	(94,743)	(68,507)

Standardized measure of discounted future net cash flows	$113,440	$117,284	$95,563

     Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002, as discussed in Note 3.

     The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the period ended December 31, 2004, 2003 and 2002 (thousands of dollars):

	2004	2003	2002
Balance at beginning of period	$117,284	$95,563	$85,244
Increase (decrease) due to:
Royalty income, net of taxes	(24,340)	(20,269)	(19,988)
Changes in prices	1,755	30,434	48,600
Changes in estimated volumes	7,013	2,000	(26,817)
Accretion of discount	11,728	9,556	8,524

Balance at December 31	$113,440	$117,284	$95,563

9. Gas Purchase Agreement

     El Paso Merchant Energy–Gas, L.P. (“El Paso”) , as successor to Sonat Marketing Company (“Sonat Marketing”) was required under a gas purchase agreement to purchase the gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004. Under the agreement, Sonat Marketing was, in past years, obligated to purchase up to a specified monthly base quantity (the “Index Price Quantity”) of gas for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per

MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000, the price paid on Index Price Quantities was subject to a minimum price of $2.20 and a maximum price of $2.82. Beginning effective January 1, 2001 through December 31, 2001, the Contract Price paid was subject to a minimum price of $3.00 per MMBtu and a maximum price of $5.30 per MMBtu. Beginning effective January 1, 2002 through December 31, 2002, the Contract Price paid was subject to a minimum price of $3.80 per MMBtu and a maximum price of $5.30 per MMBtu. Until December 31, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly Fixed Price Quantity was $3.68 per MMBtu. The price payable by El Paso for each MMBtu of Gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Commencing January 1, 2004, the pricing formula for the Index Prixe Quantity described in the immediately preceding sentence applied to the entire monthly base quantity. Also effective January 1, 2004, the price payable by El Paso for Gas production in excess of the specified monthly base quantity each month was the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Effective January 31, 2004, the Gas Purchase Agreement was terminated. Since February 1, 2004, Gas has been sold on a month to month basis to various purchasers until such time as a long-term contract can be secured. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 2001, the price paid for such gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The “Index Price,” which is determined on a monthly basis, was Southern Natural Gas Company’s posted index price for deliveries of gas in Louisiana.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

Trustee’s Report on Internal Control Over Financial Reporting

     As permitted by the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the SEC on November 30, 2004, the Trustee will file the Trustee's Report on Internal Control Over Financial Reporting and the related Attestation Report of Deloitte & Touche LLP, an independent registered public accounting firm, by April 30, 2005 through an amendment to this annual report on Form 10-K.

     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information. None.

PART III.

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

     Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $28,858, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate, which is currently $125 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000, which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2004, the Trustee and the Delaware Trustee received total compensation of $38,858 and $5,000, respectively.

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

     Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2005, Bank of America, N.A., the Trustee, beneficially owned 9,097 units. Mellon Bank (DE) National Association, the Delaware Trustee, did not beneficially own any Units.

     Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions. Administrative Services Agreement

     Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee, payable in equal quarterly installments, is currently $400,239 and will increase annually by three percent.

     A copy of the Administrative Services Agreement is filed as an exhibit to this Form 10-K. The foregoing summary of the material provisions of the Administrative Services Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all the provisions of the Administrative Services Agreement.

Dominion Resources’ Conditional Right of Repurchase

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

     Obligations of Company Interests Owner may exceed its share of distributions and tax credits. As a working interest owner in the Underlying Properties, the Company Interests Owner is responsible for an average of approximately 98 percent of the operating costs of the Existing Wells but only entitled to approximately 28 percent of the revenues therefrom, after giving effect to the Royalty Interests. Based on the Reserve Estimate, beginning in the year 2000, the projected operating costs to be borne by the Company Interests Owner were anticipated to exceed its projected share of Gross Proceeds and Section 29 tax credits (before the Section 29 tax credit expired for coal seam gas produced and sold after 2002). The terms of the Conveyance provide, however, that the Company Interests Owner will make decisions with respect to the Company Interests pursuant to the standard of a reasonably prudent operator.

     Sale or abandonment of Underlying Properties may terminate assurances. The Company Interests Owner’s interests may conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. The Company Interests Owner has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and may abandon a well or lease included in the Underlying Properties if such well or lease is not capable of producing in commercial quantities, determined before giving effect to the Royalty Interests. Under certain circumstances, a sale or abandonment will effectively terminate Dominion Resources’ assurances of the Company Interests Owner’s obligation to the Trust with respect to the Underlying Properties sold or abandoned. Such sales or abandonment may not be in the best interest of the Trust or the Unitholders.

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

Item 14. Principal Accounting Fees and Services.

     Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003 are:

	2004	2003
Audit Fees	$79,000	$79,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	9,300	7,500

	$87,300	$86,500

     As referenced in Item 10 above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV.

Item 15. Exhibits, Financial Statement Schedules. (a) The following documents are filed as a part of this report:

Financial Statements (included in Item 8 of this report)

     Report of Independent Registered Public Accounting Firm

     Statements of Assets, Liabilities and Trust Corpus as of December 31, 2004 and 2003

     Statements of Distributable Income for the years ended December 31, 2004, 2003 and 2002

     Statements of Changes in Trust Corpus for the years ended December 31, 2004, 2003 and 2002

     Notes to Financial Statements

Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

Exhibits

No.		Exhibit
3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing and the Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for

No.		Exhibit
the year ended December 31, 1998 and incorporated herein by reference).

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing and the Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences,” “Risk Factors — Tax Considerations,” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 10, 2005, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2005, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dominion Resources Black Warrior Trust
By:	Bank of America, N.A., Trustee

	By:	/s/ Ron E. Hooper
Ron E. Hooper
Date: March 16, 2005		Senior Vice President and Administrator

(The Registrant has no directors or executive officers.)

Index to Exhibits

No.		Exhibit
3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing and the Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing and the Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso

No.		Exhibit
Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences,” “Risk Factors — Tax Considerations,” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 10, 2005, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2005, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust