Form 10-K/A
period 2004-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2005-04-06
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ✓

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ✓  No

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2004 to amend and restate Item 9A, Controls and Procedures, to include the Trustee’s report on internal control over financial reporting and the related Attestation Report of Deloitte & Touche LLP, an independent registered public accounting firm, which had been omitted from our original Annual Report on Form 10-K as permitted by the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the Securities and Exchange Commission on November 30, 2004. This Amendment speaks as of the original filing date of our Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

Item 9A. Controls and Procedures.
Item 15. Exhibits, Financial Statement Schedules. (a) The following documents are filed as a part of this report:
SIGNATURES
Index to Exhibits
Certification Required By Rule 13a-14(a)/15d-14(b)
Certification Required By Rule 13a-14(b)/15d-14(b) and Section 906

		Page
Item 9A.	Controls and Procedures.	1
	Disclosure Controls and Procedures	1
	Changes in Internal Control Over Financial Reporting	1
	Trustee’s Report on Internal Control Over Financial Reporting	1
	Report of Independent Registered Public Accounting Firm on
	Internal Control Over Financial Reporting	1
Item 15.	Exhibits, Financial Statement Schedules.	3
	Exhibits	3

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

Changes in Internal Control Over Financial Reporting

     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2004. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee

     We have audited the Trustee’s assessment, included in the accompanying trustee report on internal control over financial reporting that Dominion Resources Black Warrior Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting — modified cash basis (“internal control over financial reporting”) and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     The Trust’s internal control over financial reporting is a process designed by, or under the supervision of, the Trustee, or persons performing similar functions, and effected by the Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America and is described in Note 2 to the Trust’s financial statements. The Trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting discussed above, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, the Trustee’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2004 and 2003, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2004, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Dallas, Texas
April 4, 2005

Item 15. Exhibits, Financial Statement Schedules. (a) The following documents are filed as a part of this report:

Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and in corporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing and the Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing and the Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers (filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).**

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.**

99.1	—	The information under the sections captioned “Federal Income Tax Consequences,” “Risk Factors — Tax Considerations,” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 10, 2005, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2005, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers (filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

**	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dominion Resources Black Warrior Trust
By:	Bank of America, N.A., Trustee

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President and Administrator

Date: April 5, 2005

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

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers (filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).**

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.**

99.1	—	The information under the sections captioned “Federal Income Tax Consequences,” “Risk Factors — Tax Considerations,” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 10, 2005, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2005, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers (filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

**	Filed herewith