Form 10-Q
period 2005-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2005-05-06
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

or

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

     Number of units of beneficial interest outstanding at May 2, 2005: 7,850,000.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2004, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2005, the distributable income for the three-month periods ended March 31, 2005 and 2004 and the changes in trust corpus for the three-month periods ended March 31, 2005 and 2004, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of March 31, 2005, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2005 and 2004. These condensed financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2004, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2004, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 5, 2005

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Cash and cash equivalents	$104,356	$126,590

Royalty interests in gas properties (less accumulated amortization of $117,170,913 and $115,997,561, respectively)	38,646,587	39,819,940

TOTAL ASSETS	$38,750,943	$39,946,530

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable	$120,771	$126,949

Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding	38,630,172	39,819,581

TOTAL LIABILITIES AND TRUST CORPUS	$38,750,943	$39,946,530

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Three	the Three
	Months Ended	Months Ended
	March 31, 2005	March 31, 2004
Royalty income	$7,573,906	$4,751,365
Interest income	10,716	2,096

	7,854,622	4,753,461
General and administrative expenses	(316,232)	(245,878)

Distributable income	$7,268,390	$4,507,583

Distributable income per unit (7,850,000 units)	$.93	$.57

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	For	For
	the Three	the Three
	Months Ended	Months Ended
	March 31, 2005	March 31, 2004
Trust corpus, beginning of period	$39,819,581	$44,689,580
Amortization of royalty interests	(1,173,352)	(1,368,702)
Distributable income	7,268,390	4,507,583
Distributions to unitholders	(7,284,447)	(4,466,470)

Trust corpus, end of period	$38,630,172	$43,361,989

Distributions per unit (7,850,000 units)	$.93	$.57

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

     The preparation of financial statements in conformity with the basis of accounting described above requires the Trustee to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

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

     Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit under the Internal Revenue Code (the “Code”). Therefore, Unitholders are not entitled to claim Section 29 credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 credits for alternative minimum tax purposes. Before its expiration, the Section 29 credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there were no other Code provisions that allowed for the carryback or carryforward of Section 29 credits. As the carryforward of unused Section 29 credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should continue to be allowed, even though the Section 29 credit is no longer allowed for coal seam gas produced and sold after 2002.

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

     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2005.

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

Results of Operations

Three Month Period Ended March 31, 2005 Compared to Three Month Period Ended March 31, 2004

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

     The Trust received royalty income amounting to $7,573,906 during the first quarter of 2005 compared to $4,751,365 during the first quarter of 2004. This revenue was derived from the receipt of cash on production of 1,162 Mmcf at an average price received of $6.52 per mcf after deducting production taxes of $488,431 compared to 1,272 Mmcf with an average price of

$3.73 per mcf after deducting production taxes of $336,760 in the first quarter of 2004. For the three-month period ended March 31, 2005, the Trust was positively impacted by the increase in natural gas prices, as compared with the three-month period ended March 31, 2004. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

     Interest income during the first quarter of 2005 amounted to $10,716 compared to $2,096 for the same period in 2004. This increase is a result of the higher interest rates and more funds available for investment.

     Administrative expenses during the first quarter of 2005 amounted to $316,232 compared to $245,878 in the first quarter of 2004. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the first quarter of 2005 as compared to the first quarter of 2004 is primarily due to higher Sarbanes-Oxley expenses in 2005.

     Distributable income for the first quarter of 2005 was $7,268,390, or $.93 per Unit, compared to distributable income for the first quarter of 2004 of $4,507,583, or $.57 per Unit. The Trust made a distribution on March 11, 2005 of $0.927955 per Unit compared to a distribution of $.568977 per Unit made during the first quarter of 2004.

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

Revenue Recognition

     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2005 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2004.

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

Contingencies

     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2005.

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

     Date: May 6, 2005

(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number		Exhibit
31.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.