Form 10-Q
period 2005-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2005-08-05
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Number of units of beneficial interest outstanding at August 1, 2005: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2004, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2005, the distributable income for the three-month and the six-month periods ended June 30, 2005 and 2004 and the changes in trust corpus for the six-month periods ended June 30, 2005 and 2004, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of June 30, 2005, and for the three-month and the six-month periods ended June 30, 2005 and 2004 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 2005, and the related condensed statements of distributable income for the three-month and the six-month periods ended June 30, 2005 and 2004 and changes in trust corpus for the six-month periods ended June 30, 2005 and 2004. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
August 5, 2005

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

	June 30, 2005
	(unaudited)	December 31, 2004
ASSETS
Cash and cash equivalents	$124,051	$126,590
Royalty interests in gas properties (less accumulated amortization of $118,280,114 and $115,997,561, respectively)	37,537,386	39,819,940

TOTAL ASSETS	$37,661,437	$39,946,530

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable	$110,707	$126,949
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding	37,550,730	39,819,581

TOTAL LIABILITIES AND TRUST CORPUS	$37,661,437	$39,946,530

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Three	the Three
	Months Ended	Months Ended
	June 30, 2005	June 30, 2004
Royalty income	$6,500,018	$6,540,615
Interest income	12,985	3,274

	6,513,003	6,543,889
General and administrative expenses	(242,650)	(282,710)

Distributable income	$6,270,353	$6,261,179

Distributable income per unit (7,850,000 units)	$.80	$.80

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Six	the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2004
Royalty income	$14,073,924	$11,291,980

Interest income	23,701	5,370

	$14,097,625	$11,297,350

General and administrative expenses	(558,882)	(528,589)

Distributable income	$13,538,743	$10,768,761

Distributable income per unit (7,850,000 units)	$1.72	$1.37

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	For	For
	the Six	the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2004
Trust corpus, beginning of period	$39,819,581	$44,689,580
Amortization of royalty interests	(2,282,553)	(2,679,397)
Distributable income	13,538,743	10,768,761
Distributions to unitholders	(13,525,041)	(10,796,702)

Trust corpus, end of period	$37,550,730	$41,982,242

Distributions per unit (7,850,000 units)	$1.72	$1.38

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

     The Trust is subject to termination under certain circumstances described in the Trust Agreement. Upon the termination of the Trust, all Trust assets will be sold and the net proceeds therefrom distributed to holders of units of beneficial interest in the Trust (“Unitholders”).
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
5. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2005.
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
Results of Operations
Three and Six Month Periods Ended June 30, 2005 Compared to Three and Six Month Periods Ended June 30, 2004
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.
     The Trust received royalty income amounting to $6,500,018 during the second quarter of 2005 compared to $6,540,615 during the second quarter of 2004. This revenue was derived from the receipt of cash on production of 1,089 Mmcf at an average price received of $5.97 per mcf after deducting production taxes of $419,140 compared to 1,218 Mmcf with an average price of $5.37 per mcf after deducting production taxes of $421,311 in the second quarter of 2004. The Trust received royalty income amounting to $14,073,924 during the six months ended June 30, 2005 compared to $11,291,980 during the six months ended June 30, 2004. This revenue was derived from the receipt of cash on production of 2,242 Mmcf at an average price received of $6.28 per mcf after deducting production taxes of $907,573 compared to 2,490 Mmcf with an average price of $4.53 per mcf after deducting production taxes of $758,071 in the six months ended June 30, 2004. For the six-month period ended June 30, 2005, the Trust was positively impacted by the increase in natural gas prices, as compared with the six-month period ending June 30, 2004. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
     Interest income during the second quarter of 2005 amounted to $12,985 compared to $3,274 for the same period in 2004. Interest income during the six months ended June 30, 2005 amounted to $23,701 compared to $5,370 for the six months ended June 30, 2004. This increase is a result of the higher interest rates.
     Administrative expenses during the second quarter of 2005 amounted to $242,650 compared to $282,710 in the second quarter of 2004. Administrative expenses during the six months ended June 30, 2005 amounted to $558,882 compared to $528,589 for the six months ended June 30, 2004. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the second quarter of 2005 as compared to the second quarter of 2004 is primarily due to higher expenses related to compliance with the Sarbanes-Oxley Act of 2002 in 2005.
     Distributable income for the second quarter of 2005 was $6,270,353, or $.80 per Unit, compared to distributable income for the second quarter of 2004 of $6,261,179, or $.80 per Unit. Distributable income for the six months ended June 30, 2005 was $13,538,743, or $1.72 per Unit, compared to $10,768,761, or $1.37 per Unit, for the six months ended June 30, 2004. The Trust made a distribution on June 9, 2005 of $0.794980 per Unit compared to a distribution of $0.806399 per Unit made during the second quarter of 2004.
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

Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2005.
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

     Date: August 5, 2005
(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number	Exhibit
31.1 —	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 —	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.