Form 10-Q
period 2005-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2005-11-08
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ No ☐
     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at November 1, 2005: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2004, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2005, the distributable income for the three-month and the nine-month periods ended September 30, 2005 and 2004 and the changes in trust corpus for the nine-month periods ended September 30, 2005 and 2004, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of September 30, 2005, and for the three-month and the nine-month periods ended September 30, 2005 and 2004 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 2005, and the related condensed statements of distributable income for the three-month and the nine-month periods ended September 30, 2005 and 2004 and changes in trust corpus for the nine-month periods ended September 30, 2005 and 2004. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
November 7, 2005

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

	September 30, 2005	December 31, 2004
	(unaudited)	(unaudited)
ASSETS
Cash and cash equivalents	$94,061	$126,590
Royalty interests in gas properties (less accumulated amortization of $119,363,927 and $115,997,561, respectively)	36,453,573	39,819,940

TOTAL ASSETS	$36,547,634	$39,946,530

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable	$118,601	$126,949
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding	36,429,033	39,819,581

TOTAL LIABILITIES AND TRUST CORPUS	$36,547,634	$39,946,530

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Three	the Three
	Months Ended	Months Ended
	September 30, 2005	September 30, 2004
Royalty income	$6,810,076	$6,577,070
Interest income	14,057	5,480

	6,824,133	6,582,550
General and administrative expenses	(180,599)	(221,864)

Distributable income	$6,643,534	$6,360,686

Distributable income per unit (7,850,000 units)	$.85	$.81

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Nine	the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2004
Royalty income	$20,884,000	$17,869,050
Interest income	37,758	10,850

	$20,921,758	$17,879,900
General and administrative expenses	(739,481)	(750,453)

Distributable income	$20,182,277	$17,129,447

Distributable income per unit (7,850,000 units)	$2.57	$2.18

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	For	For
	the Nine	the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2004
Trust corpus, beginning of period	$39,819,581	$44,689,580
Amortization of royalty interests	(3,366,366)	(3,945,083)
Distributable income	20,182,277	17,129,447
Distributions to unitholders	(20,206,459)	(17,125,813)

Trust corpus, end of period	$36,429,033	$40,748,131

Distributions per unit (7,850,000 units)	$2.57	$2.18

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
     Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit under the Internal Revenue Code (the “Code”). Therefore, Unitholders are not entitled to claim Section 29 credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 credits for alternative minimum tax purposes. Before its expiration, the Section 29 credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there were no other Code provisions that allowed for the carryback or carryforward of Section 29 credits. As the carryforward of unused Section 29 credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should continue to be allowed this year, even though the Section 29 credit is no longer allowed for coal seam gas produced and sold after 2002.
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
5. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2005.
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
Results of Operations
Three and Nine Month Periods Ended September 30, 2005 Compared to Three and Nine Month Periods Ended September 30, 2004
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.
     The Trust received royalty income amounting to $6,810,076 during the third quarter of 2005 compared to $6,577,070 during the third quarter of 2004. This revenue was derived from the receipt of cash on production of 1,064 Mmcf at an average price received of $6.40 per mcf after deducting production taxes of $439,142 compared to 1,146 Mmcf with an average price of $5.74 per mcf after deducting production taxes of $442,292 in the third quarter of 2004. The Trust received royalty income amounting to $20,884,000 during the nine months ended September 30, 2005 compared to $17,869,050 during the nine months ended September 30, 2004. This revenue was derived from the receipt of cash on production of 3,306 Mmcf at an average price received of $6.32 per mcf after deducting production taxes of $1,346,714 compared to 3,636 Mmcf with an average price of $4.91 per mcf after deducting production taxes of $1,200,363 in the nine months ended September 30, 2004. For the nine-month period ended September 30, 2005, the Trust was positively impacted by the increase in natural gas prices, as compared with the nine-month period ending September 30, 2004. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
     Interest income during the third quarter of 2005 amounted to $14,057 compared to $5,480 for the same period in 2004. Interest income during the nine months ended September 30, 2005 amounted to $37,758 compared to $10,850 for the nine months ended September 30, 2004. This increase is a result of the higher interest rates.
     Administrative expenses during the third quarter of 2005 amounted to $180,599 compared to $221,864 in the third quarter of 2004. Administrative expenses during the nine months ended September 30, 2005 amounted to $739,481 compared to $750,453 for the nine months ended September 30, 2004. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The decrease in administrative expenses in the third quarter of 2005 as compared to the third quarter of 2004 is primarily due to controlling the higher expenses related to compliance with the Sarbanes-Oxley Act of 2002 in 2005.
     Distributable income for the third quarter of 2005 was $6,643,534 , or $.85 per Unit, compared to distributable income for the third quarter of 2004 of $6,360,686, or $.81 per Unit. Distributable income for the nine months ended September 30, 2005 was $20,182,277 , or $2.57 per Unit, compared to $17,129,447, or $2.18 per Unit, for the nine months ended September 30, 2004. The Trust made a distribution on September 8, 2005 of $0.851136 per Unit compared to a distribution of $0.806256 per Unit made during the third quarter of 2004.
Gulf of Mexico Hurricanes
     In late August and September 2005, hurricanes in the Gulf of Mexico disrupted a significant portion of U.S. oil and gas production, leading to higher prices. The duration of these higher prices cannot be predicted. These increased prices will affect distributions to Unitholders beginning with the fourth quarter of 2005 distribution. The Trust does not have properties in the affected areas, so the Trustee believes that the effect on the Trust with respect to any disruption in production will be minimal, if at all.
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

Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2005.
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
     Date: November 8, 2005
(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number		Exhibit
31.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.