Form 10-K
period 2005-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2006-03-16
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $318,867,000.
At March 1, 2006, there were 7,850,000 units of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

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
     “ConocoPhillips” means ConocoPhillips Corporation, successor to The River Gas Corporation.
     “Contract Price” means the price at which, pursuant to the Gas Purchase Agreement, El Paso Merchant Energy — Gas, L.P., as successor to Sonat Marketing, is obligated to purchase the Subject Gas at the central delivery points in the gathering system for the Underlying Properties. Pursuant to a Gas Purchase Agreement amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity shall be the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the July 1, 2002 Gas Purchase Agreement amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly specified base quantity during each month was divided into two categories, a Fixed Price Quantity and an Index Price Quantity (as defined therein). Until December 31, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly Fixed Price Quantity was $3.68 per MMBtu. The price payable by El Paso for each MMBtu of gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Effective January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence applied to the entire Monthly Base Quantity. Also effective January 1, 2004, the price payable by El Paso for gas production in excess of the specified Monthly Base Quantity each month was the sum of the Index Price and

$.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Effective January 31, 2004, the Gas Purchase Agreement was terminated. For the period of February 1, 2004 through October 30, 2004, the gas was sold on a month-to-month basis to various purchasers. Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas at Index Price plus $0.02125 per MMBtu for the period of November 1, 2004 through March 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with Sequent Energy for a volume of 10,000 MMBtu per day of base load gas at Index Price plus $0.02 per MMBtu for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for a volume of 10,000 MMBtu per day of base load gas at Index Price plus $0.10 per MMBtu for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers.
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

     “MMBtu” means million British Thermal Unit. As used herein, 992 MMBtu is deemed to be the Btu content of 1 MMcf.
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
     “Ralph E. Davis & Associates” means Ralph E. Davis & Associates, independent petroleum engineers.
     “Reserve Estimate” means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2006, prepared by Ralph E. Davis & Associates.
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

     “Unitholder” means a holder of Units evidencing beneficial interest in the Trust.
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
Liabilities of the Trust
     Because of the passive nature of the Trust assets and the restrictions on the activities of the Trustee, the only liabilities the Trust has incurred are those for routine administrative expenses, such as trusteeship fees and accounting, engineering, legal and other professional fees and the administrative services fee paid to Dominion Resources. If a court were to hold that the Trust is taxable as a corporation for federal income tax purposes, then the Trust would incur substantial federal income tax liabilities. See “Federal Income Tax Considerations.”
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
DESCRIPTION OF UNITS
     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2006, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.
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
     The section entitled “Federal Income Tax Consequences” appearing in the Prospectus sets forth a discussion of the material federal income tax matters of general application of the acquisition, ownership and sale of the Units acquired in the Public Offerings and a discussion of certain risk factors associated with matters of federal income taxation as applied to the Trust and such Unitholders. A copy of such section of the Prospectus is filed as an exhibit to this Form 10-K and is incorporated herein by reference.
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

Classification and Taxation of the Trust	The Trust is a Grantor Trust for federal tax purposes and not an association taxable as a corporation. As a Grantor Trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with each such Unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2005, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent and future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

Individuals may deduct “miscellaneous itemized deductions” (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a Grantor Trust, like the Trust.

Section 29 Tax Credits	Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit under the Code. Therefore, Unitholders are not entitled to claim Section 29 tax credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 tax credits for alternative minimum tax purposes. Before its expiration, the Section 29 tax credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 tax credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. These carryover provisions continue to apply for tax years ending before 2006. Therefore, for taxpayers with tax years ending on or before December 31, 2005, the alternative minimum tax limitation is increased by the amount of Section 29 tax credits disallowed in prior years, even though the Section 29 tax credit is no longer allowed for coal seam gas produced and sold after 2002.

Treatment of the Royalty Interests	Each Royalty Interest is a nonoperating economic interest in an Underlying Property because it is a right to a fixed percentage of the gross proceeds from the sale of gas as, if and when produced from such properties, the right endures for the economic life of the burdened reserves and the right is not required to bear any cost of developing or producing such gas.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalty Interests (or, if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the Royalty Interests is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Code, the taxpayer generally must recapture the amount deducted for depletion in ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury regulations govern dispositions of property after March 13, 1995. The Service will likely take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the Code for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.

Tax Shelter Registration	The Trust is registered as a “tax shelter,” and its tax shelter registration number is 94-277000355. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income and depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See third paragraph under “Description of Units—Periodic Reports.”

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
     The Alabama Department of Revenue (the “DOR”) has issued a letter ruling that permits the Trust to file a “composite income tax return” on behalf of all Unitholders who are not residents of Alabama. The filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for each of the years 1995-2004 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2005 and each year thereafter for so long as the composite return does not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2005. Accordingly, no Alabama state income tax is due under the 2005 return.
     No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2005 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, “Nonresident Unitholders” will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year that shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as “Resident Unitholders.”
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
     In 2000, the Alabama franchise tax was repealed and replaced with the Alabama business privilege tax (the “BPT”), which imposes an annual privilege tax on corporations, limited liability entities, and disregarded entities (as those terms are statutorily defined in Alabama’s tax code) doing business in Alabama or organized under Alabama law. The DOR issued a revenue ruling in 2002 holding that the BPT applied to a Grantor Trust. Therefore, the Trust files BPT returns and pays the applicable tax.
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
     The transportation of natural gas in interstate commerce is subject to federal regulation by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act and the Natural Gas Policy Act of 1978. In past years, FERC has adopted regulatory policy changes that have affected the transportation of natural gas from the wellhead to the market. Interstate pipelines no longer perform a merchant function. Gas producers now sell gas to end users or market accumulators rather than into the system supply of an interstate pipeline who would then resell it. Transportation of gas on interstate pipelines is now on an “open access” basis and interstate pipelines have been required to unbundle their services with the result that customers now only pay for the services they require. The interstate pipeline connected to the gathering system for the Underlying Properties is subject to the regulations described above.
     On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978 or FERC rules, regulations or orders thereunder. In the past, Congress has been very active in the area of natural gas regulation. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Underlying Properties and the Trust.
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
     Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by the Alabama Department of Environmental Management (“ADEM”). ADEM initially issued five permits in connection with the Underlying Properties, which were consolidated into one permit in February 1994. The ADEM permit was renewed in 1999 and again in July 2004. It will expire in August 2009. It generally authorizes water disposal based upon the Black Warrior River’s minimum flow rate and maximum chloride level. The Company has advised the Trust that since 1987 water disposal from the Underlying Properties has not been disrupted.
     While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder, the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it estimates that it plans to expend approximately $111,000 during 2006 for anticipated expenditures related to compliance with environmental laws.
Competition, Markets and Prices
     The revenues of the Trust and the amount of cash distributions to Unitholders depend upon, among other things, the effect of competition and other factors in the market for natural gas. The natural gas industry is highly competitive in all of its phases. The Company encounters competition from major oil and gas companies, independent oil and gas concerns and individual oil and gas producers and operators. Many of these competitors have greater financial and other resources than the Company. Competition may also be presented by alternative fuel sources, including heating oil, other fossil fuels and wind energy.

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
     Prices for natural gas are subject to wide fluctuations in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Trust and the Company. These factors include political conditions in the Middle East, the price and quantity of imported oil and gas, the level of consumer product demand, the severity of weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions. Additionally, lower natural gas prices may reduce the amount of gas that is economic to develop or produce from the Underlying Properties. In view of the many uncertainties affecting the supply and demand for natural gas and natural gas prices, the Trustee is unable to make reliable predictions of future gas prices, production or demand or the overall effect they will have on the Trust.
     The Trust’s revenues and distributions to Unitholders will be primarily dependent on the sales prices for Gas produced from the Underlying Properties and the quantities of Gas sold. Natural gas prices have historically been volatile and are likely to continue to be volatile. Price volatility and the risk of production curtailment make it difficult to estimate the future levels of cash distributions to Unitholders or the value of the Units. Since the termination of the Gas Purchase Agreement, a gas sales contract was entered into with Sequent Energy for a volume of 10,000 MMBtu per day of base load gas at Index Price plus $0.02 per MMBtu for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for a volume of 10,000 MMBtu per day of base load gas at Index Price plus $0.10 per MMBtu for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. See “Properties—The Royalty Interests—Gas Purchase Agreement.”

Item 1A. Risk Factors.
Risks Related to the Oil and Gas Industry
Crude oil and natural gas prices are volatile and fluctuate in response to a number of factors. Lower prices could reduce the net proceeds payable to the Trust and Trust distributions.
     The Trust’s quarterly distributions are highly dependent upon the prices realized from the sale of crude oil and natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unitholders. Crude oil and natural gas prices can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:
•	political conditions in major oil producing regions, especially the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.
     When crude oil and natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future crude oil and natural gas price movements, and this reduces the predictability of future cash distributions to Unitholders.
Reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves.
     The value of the Units will depend upon, among other things, the reserves attributable to the Royalty Interests in the Underlying Properties. The calculations of proved reserves included in this Annual Report on Form 10-K are only estimates, and estimating reserves is inherently uncertain. In addition, the estimates of future net revenues are based upon various assumptions regarding future production levels, prices and costs that may prove to be incorrect over time.
     The accuracy of any reserve estimate is a function of the quality of available data, engineering interpretation and judgment, and the assumptions used regarding the quantities of recoverable crude oil and natural gas and the future prices of crude oil and natural gas. Petroleum engineers consider many factors and make many assumptions in estimating reserves. Those factors and assumptions include:
•	historical production from the area compared with production rates from similar producing areas;

•	the effects of governmental regulation;

•	assumptions about future commodity prices, production and development costs, taxes, and capital expenditures;

•	the availability of enhanced recovery techniques; and

•	relationships with landowners, working interest partners, pipeline companies and others.
     Changes in any of these factors and assumptions can materially change reserve and future net revenue estimates. The Trust’s estimate of reserves and future net revenues is further complicated because the Trust holds overriding royalty interests and does not own a specific percentage of the crude oil or natural gas reserves. Ultimately, actual production, revenues and expenditures for the Underlying Properties, and therefore actual net proceeds payable to the Trust, will vary from estimates, and those variations could be material. Results of drilling, testing and production after the date of those estimates may require substantial downward revisions or write-downs of reserves.
Terrorism and continued hostilities in the Middle East could decrease Trust distributions or the market price of the Units.
     Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism, the war in Iraq and other sustained military campaigns could adversely affect Trust distributions or the market price of the Units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in crude oil and natural gas prices, or the possibility that the infrastructure on which the operators developing the Underlying Properties rely could be a direct target or an indirect casualty of an act of terror.
Risks Related to the Trust and Ownership of the Units
The assets of the Trust are depleting assets and, if the operators developing the Underlying Properties do not perform additional development projects, the assets may deplete faster than expected. Eventually, the assets of the Trust will cease to produce in commercial quantities and the Trust will cease to receive proceeds from such assets. In addition, a reduction in depletion tax benefits may reduce the market value of the Units.
     The net proceeds payable to the Trust are derived from the sale of depleting assets. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves and can offset the reduction in proved reserves. The timing and size of these projects will depend on the market prices of crude oil and natural gas. If the operators developing the Underlying Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust.
     Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of distributions to Unitholders attributable to depletion may be considered a return of capital as opposed to a return on investment. Distributions that are a return of capital will ultimately diminish the depletion tax benefits available to the Unitholders, which could reduce the market value of the Units over time. Eventually, the Royalty Interests will cease to produce in commercial quantities and the Trust will, therefore, cease to receive any distributions of net proceeds therefrom.
Unitholders and the Trustee have no influence over the operations on, or future development of, the Underlying Properties.

     Neither the Trustee nor the Unitholders can influence or control the operations on, or future development of, the Underlying Properties. The failure of the Company or any future operator to conduct its operations, discharge its obligations, deal with regulatory agencies or comply with laws, rules and regulations, including environmental laws and regulations, in a proper manner could have an adverse effect on the net proceeds payable to the Trust. Neither the Company nor any future operators developing the Underlying Properties are under any obligation to continue operations on the Underlying Properties. Neither the Trustee nor the Unitholders have the right to replace an operator.
The market price for the Units may not reflect the value of the Royalty Interests held by the Trust.
     The public trading price for the Units tends to be tied to the recent and expected levels of cash distribution on the Units. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for crude oil and natural gas produced from the Trust’s royalty interests. The market price is not necessarily indicative of the value that the Trust would realize if it sold those Royalty Interests to a third party buyer. In addition, such market price is not necessarily reflective of the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the Unitholder.
The Company may transfer its interest in any Underlying Property without the consent of the Trust or the Unitholders.
     The Company, as the operator developing the Underlying Properties, may at any time transfer all or part of its interest in any Underlying Property to another party. Neither the Trust nor the Unitholders are entitled to vote on any transfer of the properties underlying the Royalty Interests, and the Trust will not receive any proceeds of any such transfer. Following any transfer, the transferred property will continue to be subject to the Royalty Interests of the Trust, but the net proceeds from the transferred property will be calculated separately and paid by the transferee. The transferee will be responsible for all of the transferor’s obligations relating to calculating, reporting and paying to the Trust the net overriding royalties from the transferred property, and the transferor will have no continuing obligation to the Trust for that property.
The Company may abandon the Underlying Properties, thereby terminating the related Royalty Interest payable to the Trust.
     The Company, as the operator developing the Underlying Properties, or any transferee thereof, may abandon any well or lease without the consent of the Trust or the Unitholders if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in the termination of the Royalty Interest relating to the abandoned well or lease.
The Royalty Interests can be sold and the Trust would be terminated.
     The Trustee must sell the Royalty Interests if the holders of 66% or more of the Units approve the sale or vote to terminate the Trust. The Trustee must also sell the Royalty Interests if the ratio of cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters or if the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million. Sale of all of the Royalty Interests will terminate the Trust. The net proceeds of any sale will be distributed to Unitholders.
Unitholders have limited voting rights and have limited ability to enforce the Trust’s rights against the Company, as the current operator, or future operators developing the Underlying Properties.
     The voting rights of a Unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unitholders or for an annual or other periodic re-election of the Trustee.
     Financial information of the Trust is not prepared in accordance with GAAP.
     The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted, which could not be accrued in GAAP financial statements.
     Unitholders May Lack Limited Liability.
     Consistent with Delaware law, the Trust Agreement provides that the Unitholders will have the same limitation on liability as is accorded under the laws of such state to stockholders of a corporation for profit. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.
Item 1B. Unresolved Staff Comments. None.

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
The Underlying Properties
     Black Warrior Basin. The Black Warrior Basin covers 6,000 square miles in west central Alabama and contains seven Pennsylvania-age multi-seam coal groups in the Pottsville formation: the Black Creek, Mary Lee, Pratt, Cobb, Gwin, Utley and Brookwood coal groups. The Pottsville coal formation ranges from the surface to a depth of 4,100 feet.
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
     The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by Dominion Black Warrior Basin, Inc. in accordance with the Operating Agreement. See “—Operation of Properties.” The Underlying Properties comprise 34,212 gross acres of land in an area approximately 5 miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2005, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.
     Well Count and Acreage Summary. The following table shows as of December 31, 2005, the gross and net producing wells and acres for the Company Interests. The net wells and acres are determined by multiplying the Gross Wells or acres by the Company Interests Owner’s Working Interest in the wells or acres.

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
     Curtailments. The Company has advised the Trust that, on November 25, 2005, a compressor fire decreased deliverability by approximately 3,300 MMBtu per day through December 22, 2005. Other than during this designated period of time, production from the Underlying Properties was not curtailed for any reason other than for routine maintenance in 2005.
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
     Sale or Assignment of Royalty Interests. In certain situations, the Trust may sell or dispose of all or a part of the Royalty Interests, in which case the Trust would receive the proceeds therefrom and distribute such proceeds to the Unitholders, net of any amounts held as a reserve. See “Business—Description of the Trust—Transfer of Royalty Interests” and “Business—Description of the Trust—Duties and Limited Powers of the Trustee and the Delaware Trustee.”
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
Reserve Estimate
     Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 2006, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

As of
Royalty Interests	January 1, 2006

Net Proved Natural Gas Reserves (MMcf)(a)(b):
Developed Producing	33,291.6
Estimated Future Net Revenues (in thousands) (a)(c):
2006	$31,984
2007	28,214
2008	24,956
2009	22,112
2010	19,618
Thereafter	149,259

Total	$276,143

Total Discounted at 10 Percent	$156,997

(a)	The estimates of reserves and future net revenues summarized in this table are based upon a price of $9.591 per Mcf, which represented the market price for gas in their fields as of December 31, 2005. This price may not be the most representative price for estimating reserves or related future net revenues data.

(b)	As discussed in “Business—Federal Income Tax Considerations,” coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit.

(c)	Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests for gas production less the relevant share of production, property and related taxes (including severance taxes). Overhead costs have not been included, nor have the effects of depreciation, depletion and federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.
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
     The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust, and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 3.9 Bcf in 2006 to 2.4 Bcf in 2010.
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
Natural Gas Sales Prices and Production
     The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.

	Year ended December 31,
	2005	2004	2003

Production attributable to the Royalty Interests (Bcf)	4.6	4.7	5.1
Weighted average property, production and related taxes (per Mcf)	$0.42	$0.38	$0.16
Average Contract Price (per Mcf)	$6.99	$6.15	$4.22
Gas Purchase Agreement
     El Paso, successor to Sonat Marketing, was required under the Gas Purchase Agreement to purchase the Gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004. Under the agreement, Sonat Marketing (as predecessor to El Paso under the Gas Purchase Agreement) was, in past years, obligated to purchase up to a specified monthly base quantity of Gas for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000, the price paid on Index Price Quantities to a minimum price of $2.20 and a maximum price of $2.82. Prior to April 1, 1996, Sonat Marketing was obligated to purchase Gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 1998, the price paid for such Gas production in excess of the specified monthly base quantities was the Index Price plus $.02. Effective January 1, 1999 through December 31, 2000, the price paid Gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The Index Price, which is determined on a monthly basis, was Southern Natural Gas Company’s posted index price for deliveries of gas in Louisiana.
     Effective January 1, 2001 through December 31, 2001, the price payable by El Paso for each MMBtu of the base quantity specified for each month was divided into three categories, (i) a fixed price quantity, (ii) an index price quantity subject to a floor and ceiling price (the “Collared Index Quantity”), and (iii) an index price quantity not subject to a floor or ceiling price (the “Non-Collared Index Quantity”). The price paid for each MMBtu of fixed price quantity was $3.97 per MMBtu. For the amount of gas sold in excess of the fixed price quantity, the price for each MMBtu of gas sold up to the Collared Index Quantity was the Index Price, provided that the price payable each month would in no event be less than $3.00 per MMBtu or more than $5.30 per MMBtu. For the amount of Gas sold in excess of the fixed price quantity plus the Collared Index Quantity, the price for each MMBtu of Gas sold was the sum of (a) the Index Price and (b) a premium per MMBtu (ranging from $.05 to $.07). The price payable by El Paso for each MMBtu of Gas production in excess of the specified monthly base quantity each month was the sum of the Index Price plus $.02. Pursuant to a Gas Purchase Agreement amendment, effective January 1, 2002 through December 31, 2002, the price payable by El Paso for each MMBtu for each month was (a) for quantities of Gas up to and including the applicable Monthly Fixed Price Quantity, $3.70 per MMBtu, and (b) for quantities of Gas over and above the Monthly Fixed Price Quantity up to the Monthly Base Quantity, the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to that same Gas Purchase Agreement amendment, commencing January 1, 2002, the price payable by El Paso for each MMBtu over and above the Monthly Base Quantity equaled the sum of (i) the Index Price and (ii) $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the July 1, 2002 Gas Purchase Agreement amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly specified base quantity during each month was divided into two categories, a Fixed Price quantity and an Index Price Quantity. Until December 31, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly Fixed Price Quantity was $3.68 per MMBtu. The price payable by El Paso for each MMBtu of Gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Commencing January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence applied to the entire monthly base quantity. Also effective January 1, 2004, the price payable by El Paso for Gas production in excess of the specified monthly base quantity each month was the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Effective January 31, 2004, the Gas Purchase Agreement was terminated. For the period of February 1, 2004 through October 30, 2004, the gas was sold on a month-to-month basis to various purchasers. Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas at Index Price plus $0.02125 per MMBtu for the period of November 1, 2004 through March 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with Sequent Energy for a volume of 10,000 MMBtu per day of base load gas at Index Price plus $0.02 per MMBtu for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for a volume of 10,000 MMBtu per day of base load gas at Index Price plus $0.10 per MMBtu for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers.
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
     The Conveyance does not prohibit the transfer of the Underlying Properties by the Company, subject to and burdened by the Royalty Interests. The Company and the other Working Interest owners of the Underlying Properties will have the right, subject to certain restrictions, to abandon any well or lease on the Underlying Properties under certain circumstances. Upon abandonment of any such well or lease, that portion of the Royalty Interests relating thereto will be extinguished. See “—Sale and Abandonment of Underlying Properties.”
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
Sale and Abandonment of Underlying Properties
     The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2005, none of the wells included in the Underlying Properties had been plugged and abandoned.

     The Company may sell its interest in the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Trust or Unitholders. Under the Trust Agreement, the Company has certain rights (but not the obligation) to purchase the Royalty Interests upon termination of the Trust. See “Business—Description of the Trust—Termination and Liquidation of the Trust.”
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
     The Trustee may, at any time after the tenth day following receipt by Dominion Resources of written notice from the Trustee that a Payment Obligation has not been paid when due, make demand of Dominion Resources for payment stating the amount due. Dominion Resources is obligated to cure any failure to pay the obligation within 10 days following receipt of the foregoing demand. After written request of the Unitholders owning of record not less than 25 percent of the Units then outstanding served upon the Trustee, and absent action by the Trustee within 10 days following receipt by the Trustee of such written request to enforce such obligations for the benefit of the Trust, such Unitholders may, acting as a single class and on behalf of the Trust, seek to enforce Dominion Resources’ performance obligations.
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

	Price		Distribution
	High	Low	per Unit
2005
First Quarter	$43.53	$34.11	$.927955
Second Quarter	$42.20	$34.82	$.794980
Third Quarter	$50.25	$40.51	$.851136
Fourth Quarter	$51.20	$39.00	$1.387016

2004
First Quarter	$29.50	$25.76	$.568977
Second Quarter	$30.58	$26.26	$.806399
Third Quarter	$34.74	$30.00	$.806256
Fourth Quarter	$38.80	$32.33	$.800067
     At March 1, 2006, there were 7,850,000 Units outstanding and approximately 574 Unitholders of record.
     The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.
Item 6. Selected Financial Data.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Royalty Income	$31,918,416	$24,340,315	$20,746,843	$19,418,476	$25,937,254
Distributable Income	$31,029,034	$23,449,768	$19,835,642	$18,623,941	$25,215,487
Distributable Income per Unit	$3.95	$2.99	$2.53	$2.37	$3.21
Distributions per Unit	$3.95	$2.99	$2.53	$2.37	$3.21
Total Assets, December 31	$34,838,807	$39,946,530	$44,820,393	$50,566,037	$57,819,259
Total Corpus, December 31	$34,582,715	$39,819,581	$44,689,580	$50,441,689	$57,707,439

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
     The year 2005 marked the eleventh full year of the existence of the Trust. The Trust received royalty income amounting to $31,918,416 during the year ended December 31, 2005, compared to $24,340,315 for 2004 and $20,746,843 for 2003. The royalty income received by the Trust was net of the Royalty Interests’ allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 2005 increased to $953,510, compared to $908,507 for 2004 and $923,785 for 2003. Distributable income for the year ended December 31, 2005 was $31,029,034, or $3.95 per Unit, compared to $23,449,768, or $2.99 per Unit, for 2004 and $19,835,642, or $2.53 per Unit, for 2003. The increase in administrative expenses in 2005 compared to 2004 was primarily the result of higher professional fees related to Sarbanes-Oxley compliance. The decrease from 2003 to 2004 was the result of lower professional fees.
     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to the Company’s interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the

Trust. The increases in royalty income and distributable income noted in the preceding paragraph were due primarily to an increase in the average prices received for gas attributable to the Royalty Interests as summarized in the table below.
     Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2005, 2004 and 2003, was based on production volumes and natural gas prices for the periods from October 1, 2004 to September 30, 2005, October 1, 2003 to September 30, 2004 and October 1, 2002 to September 30, 2003, respectively.
     The following table sets forth the production volumes attributable to the Trust’s Royalty Interests and the average sales Price and Index Price for such production for the periods indicated.

	For 12 Months Ended
	September 30,
	2005	2004	2003
Production (Bcf)(1)	4.820	4.825	5.326
Production (MMBtu)(2)	4.860	4.865	5.367
Average Contract Price Received ($/MMBtu)	$6.99	$5.33	$4.13
Average Index Price ($/MMBtu)	$7.13	$5.45	$4.27

(1)	Billion cubic feet of natural gas.

(2)	Trillion British Thermal Units.
     The information in this Form 10-K concerning production and prices relating to the Royalty Interests is based on information prepared and furnished by the Company to the Trustee. The Trustee has no control over and no responsibility relating to the operation of or accounting for the Underlying Properties.
     El Paso (as successor to Sonat Marketing) was required under the Gas Purchase Agreement to purchase the Gas produced from the Underlying Properties for as long as reserves on the Underlying Properties until such agreement was terminated, effective January 31, 2004. Under the agreement, Sonat Marketing was, in past years, obligated to purchase up to a specified monthly base quantity of Gas (the “Index Price Quantity”) for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000, the price paid on Index Price Quantities was subject to a minimum price of $2.20 and a maximum price of $2.82. Beginning effective January 1, 2001 through December 31, 2001, the Contract Price paid was subject to a minimum price of $2.83 per MMBtu and a maximum price of $6.46 per MMBtu. Beginning effective January 1, 2002 through December 31, 2002, the Contract Price paid was subject to a minimum price of $3.70 per MMBtu and a maximum price of $5.30 per MMBtu. Commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the same Gas Purchase Agreement amendment, commencing January 1, 2003, the price for quantities up to and including the Monthly Base Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Pursuant to the July 1, 2002 Gas Purchase Agreement amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly specified base quantity during each month was divided into two categories, a Fixed Price quantity and an Index Price Quantity. Until December 31, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly Fixed Price Quantity was $3.68 per MMBtu. The price payable by El Paso for each MMBtu of gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Commencing January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence applied to the entire monthly base quantity. Also effective January 1, 2004, the price payable by El Paso for Gas production in excess of the specified monthly base quantity each month was the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Prior to April 1, 1996, Sonat Marketing was obligated to purchase Gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 2001, the price paid for such Gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The Index Price, which is determined on a monthly basis, was Southern Natural Gas Company’s posted index price for deliveries of gas in Louisiana. Effective January 31, 2004, the Gas Purchase Agreement was terminated. For the period of February 1, 2004 through October 30, 2004, the gas was sold on a month-to-month basis to various purchasers. Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas at Index Price plus $0.02125 per MMBtu for the period of November 1, 2004 through March 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with Sequent Energy for a volume of 10,000 MMBtu per day of base load gas at Index Price plus $0.02 per MMBtu for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for a volume of 10,000 MMBtu per day of base load gas at Index Price plus $0.10 per MMBtu for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers.
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2005, 2004 and 2003, by independent petroleum engineers. The reserve quantities of 33.3 Bcf for 2005 compared to 39.1 Bcf for 2004 and compared to 41.6 Bcf for 2003, reflect a decline in reserves between 2003 and 2004 and between 2004 and 2005 as a result of production. See “Financial Statements and Supplementary Data — Notes to Financial Statements— Note 8.”
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
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This new standard has no impact on the financial statements of the Trust.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for fiscal years ending after December 15, 2005. This new standard has no impact on the financial statements of the Trust.
2. Basis of Accounting
     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:
•	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.
•	General and administrative expenses are recorded based on liabilities paid and cash reserves established out of cash received.
•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to Trust corpus based upon when revenues are received.
•	Distributions to Unitholders are recorded when declared by the Trustee (see “Financial Statements and Supplementary Data – Notes to Financial Statements – Note 5).
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
6. Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2005.
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

Tabular Disclosure of Contractual Obligations.

Contractual Obligations	Total	Payments Due by Period
		Less than 1	1 - 3	3-5	More than
		Year	Years	Years	5 Years
Distribution declared subsequent to year end	$11,860,808	$11,860,808	0	0	0
Total	$11,860,808	$11,860,808	0	0	0
     The above payable relates to distributions declared February 17, 2006 and payable March 10, 2006.
Forward-Looking Statements
     This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, “Business,” certain reserve information and other statements contained in Item 2, “Properties,” and certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets and the factors identified in Item 1A, “Risk Factors.”
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
We have audited the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2005 and 2004, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, such consolidated financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2005 and 2004, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005, on the basis of accounting described in Note 2.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on the Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 14, 2006

DOMINION RESOURCES BLACK WARRIOR TRUST
FINANCIAL STATEMENTS
Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$190,234	$126,590
Royalty interests in gas properties (less accumulated amortization of $121,168,927 and $115,997,561, respectively)	34,648,573	39,819,940

Total Assets	$34,838,807	$39,946,530

LIABILITIES AND TRUST CORPUS
Trust expenses payable	$256,092	$126,949
Trust corpus (7,850,000 units of beneficial interest authorized, issued and outstanding)	34,582,715	39,819,581

Total Liabilities and Trust Corpus	$34,838,807	$39,946,530

Statements of Distributable Income

	Year Ended December 31,
	2005	2004	2003
Royalty income	$31,918,416	$24,340,315	$20,746,843
Interest income	64,128	17,960	12,584

	31,982,544	24,358,275	20,759,427
General and administrative expenses	(953,510)	(908,507)	(923,785)

Distributable income	$31,029,034	$23,449,768	$19,835,642

Distributable income per unit (7,850,000 units)	$3.95	$2.99	$2.53

Distributions per unit	$3.95	$2.99	$2.53

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2005	2004	2003
Trust corpus, beginning of period	$39,819,581	$44,689,580	$50,441,689
Amortization of Royalty Interests	(5,171,366)	(4,913,428)	(5,729,450)
Distributable income	31,029,034	23,449,768	19,835,642
Distributions to Unitholders	(31,094,534)	(23,406,339)	(19,858,301)

Trust corpus, end of period	$34,582,715	$39,819,581	$44,689,580

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
Years Ended December 31, 2005, 2004 and 2003
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
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This new standard has no impact on the financial statements of the Trust.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for fiscal years ending after December 15, 2005. This new standard has no impact on the financial statements of the Trust.
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
     Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit under the Code. Therefore, Unitholders are not entitled to claim Section 29 tax credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 tax credits for alternative minimum tax purposes. Before its expiration, the Section 29 tax credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 tax credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. These carryover provisions continue to apply for tax years ending before 2006. Therefore, for taxpayers with tax years ending on or before December 31, 2005, the alternative minimum tax limitation is increased by the amount of Section 29 tax credits disallowed in prior years, even though the Section 29 tax credit is no longer allowed for coal seam gas produced and sold after 2002.
     Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.
4. Related Party Transactions
     Dominion Resources provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994. During 2005 this fee was $414,054 and will increase annually by three percent. Aggregate fees paid by the Trust to Dominion Resources in 2005, 2004 and 2003 were $414,054, $400,239 and $388,582, respectively.
     Aggregate fees and expense reimbursements paid by the Trust to the Trustees in 2005, 2004, and 2003 were $46,225, $45,024 and $43,852, respectively.

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
6. Subsequent Events
     Subsequent to December 31, 2005, the Trust declared and paid the following distribution:

Quarterly		Distribution
Record Date	Payment Date	per Unit
March 1, 2006	March 10, 2006	$1.510931

7. Quarterly Financial Data (Unaudited)
     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2005 and 2004 (in thousands, except per Unit amounts):

	Royalty	Distributable	Distributable
Calendar Quarter	Income	Income	Income per Unit

2005
First	$7,574	$7,268	$.93
Second	6,500	6,270	.80
Third	6,810	6,644	.85
Fourth	11,034	10,847	1.38

	$31,918	$31,029	$3.96

2004
First	$4,751	$4,508	$.57
Second	6,541	6,261	.80
Third	6,577	6,361	.81
Fourth	6,471	6,320	.81

	$24,340	$23,450	$2.99

Selected 2005 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income	11,034
Interest income	27
General and administrative expenses	(214)
Distributable income	10,847
Distributable income per Unit	1.38
Distributions per Unit	$1.38

     Due to revisions in estimate of reserve quantities (see Note 8), estimated amortization of royalty interests increased by approximately $0.1 million, decreased by approximately $0.1 million and decreased by approximately $0.1 million during the fourth quarters of 2005, 2004 and 2003, respectively. These adjustments did not have an impact on the Trust’s distributable income.
8. Supplemental Gas Disclosure (Unaudited)
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2005, 2004, 2003, and January 1, 2003, by independent petroleum engineers.

     In accordance with Statement of Financial Accounting Standards No. 69, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and end-of-period natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The prices for December 31, 2005, 2004, and January 1, 2004, were $9.591, $6.0435 and $5.89 per Mcf, respectively, including the effect of the Gas Purchase Agreement through its termination on January 31, 2004 (see Note 9). As of February 28, 2006, published Gas prices were approximately $6.714 per Mcf. The use of such price as compared to $9.591 per Mcf, which was used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for Gas.
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
     The reserve estimates for the Royalty Interests are based on a percentage share of the Company’s Gross Proceeds payable to the Trust of 65 percent.

Proved developed reserves at January 1, 2003	42,585
Revisions of previous estimates	4,138
Production (MMcf)	(5,137)

Proved developed reserves at December 31, 2003	41,586
Revisions of previous estimates	2,210
Production (MMcf)	(4,695)

Proved developed reserves at December 31, 2004	39,101
Revisions of previous estimates	(990)
Production (MMcf)	(4,820)

Proved developed reserves at December 31, 2005	33,291

     All proved reserve estimates presented above at December 31, 2005, 2004, 2003, and January 1, 2003, are proved developed.
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

     The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2005, 2004 and 2003 relating to the Trust’s Royalty Interests (thousands of dollars):

	2005	2004	2003
Future cash inflows	$293,769	$217,358	$225,561
Future severance taxes	(17,626)	(13,042)	(13,534)

Future net cash flows	276,143	204,316	212,027
10% annual discount for estimated timing of cash flow	(119,146)	(90,876)	(94,743)

Standardized measure of discounted future net cash flows	$156,997	$113,440	$117,284

     Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002, as discussed in Note 3.
     The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the period ended December 31, 2005, 2004 and 2003 (thousands of dollars):

	2005	2004	2003
Balance at beginning of period	$113,440	$117,284	$95,563
Increase (decrease) due to:
Royalty income, net of taxes	(31,918)	(24,340)	(20,269)
Changes in prices	88,521	1,755	30,434
Changes in estimated volumes	(24,390)	7,013	2,000
Accretion of discount	11,344	11,728	9,556

Balance at December 31	$156,997	$113,440	$117,284

9. Gas Purchase Agreement
     El Paso Merchant Energy–Gas, L.P. (“El Paso”) , as successor to Sonat Marketing Company (“Sonat Marketing”) was required under a gas purchase agreement to purchase the gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004. Under the agreement, Sonat Marketing was, in past years, obligated to purchase up to a specified monthly base quantity (the “Index Price Quantity”) of gas for a contract price equal to the Index Price plus a specified premium (between $.05 and $.07 per MMBtu) over the Index Price. Until December 31, 1998, the Contract Price paid was subject to a minimum price of $1.85 per MMBtu and a maximum price of $2.63 per MMBtu. Beginning effective January 1, 1999, the Contract Price paid was subject to a minimum price of $2.16 per MMBtu and a maximum price of $3.07 per MMBtu. Beginning effective January 1, 2000 through December 31, 2000, the price paid on Index Price Quantities was subject to a minimum price of $2.20 and a maximum price of $2.82. Beginning effective January 1, 2001 through December 31, 2001, the Contract Price paid was subject to a minimum price of $3.00 per MMBtu and a maximum price of $5.30 per MMBtu. Beginning effective January 1, 2002 through December 31, 2002, the Contract Price paid was subject to a minimum price of $3.80 per MMBtu and a maximum price of $5.30 per MMBtu. Until December 31, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly Fixed Price Quantity was $3.68 per MMBtu. The price payable by El Paso for each MMBtu of Gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Commencing January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence applied to the entire monthly base quantity. Also effective January 1, 2004, the price payable by El Paso for Gas production in excess of the specified monthly base quantity each month was the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Effective January 31, 2004, the Gas Purchase Agreement was terminated. For the period of February 1, 2004 through October 30, 2004, the gas was sold on a month-to-month basis to various purchasers. Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas at Index Price plus $0.02125 per MMBtu for the period of November 1, 2004 through March 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with Sequent Energy for a volume of 10,000 MMBtu per day of base load gas at Index Price plus $0.02 per MMBtu for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for a volume of 10,000 MMBtu per day of base load gas at Index Price plus $0.10 per MMBtu for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. Prior to April 1, 1996, Sonat Marketing was obligated to purchase gas production in excess of the specified monthly base quantities at the Index Price. Effective April 1, 1996 through December 31, 2001, the price paid for such gas production in excess of the specified monthly basis quantities was the Index Price plus $.02. The “Index Price,” which is determined on a monthly basis, was Southern Natural Gas Company’s posted index price for deliveries of gas in Louisiana.
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
Changes in Internal Control Over Financial Reporting
     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on

the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2005. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is set forth herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee
     We have audited the Trustee’s assessment, included in the accompanying Trustee report on internal control over financial reporting that Dominion Resources Black Warrior Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting — modified cash basis (“internal control over financial reporting”) and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
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
     In our opinion, the Trustee’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2005 and 2004, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Dallas, Texas
March 14, 2006
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
     Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $28,858, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate, which is currently $125 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000, which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2005, the Trustee and the Delaware Trustee received total compensation of $41,224 and $5,000, respectively.

     Compensation of the Transfer Agent. The Transfer Agent receives a transfer agency fee of $3.25 annually per account, plus $1.50 for each certificate issued and $.40 for each check issued (subject to an annual minimum of $7,200).
     Fees to Dominion Resources. Dominion Resources will receive throughout the term of the Trust an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties as described in “Certain Relationships and Related Transactions – Administrative Services Agreement.”
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     Security Ownership of Certain Beneficial Owners. The Trustee knows of no Unitholder that is a beneficial owner of more than five percent of the outstanding Units.
     Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2006, Bank of America, N.A., the Trustee, beneficially owned 14,497 units. Mellon Bank (DE) National Association, the Delaware Trustee, did not beneficially own any Units.
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
Dominion Resources’ Conditional Right of Repurchase
     Dominion Resources retains in the Trust Agreement the right to repurchase all (but not less than all) outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Dominion Resources and its affiliates. Any such repurchase would generally be at a price equal to the greater of (i) the highest price at which Dominion Resources or any of its affiliates acquired Units during the 90 days immediately preceding the Determination Date and (ii) the average closing price of Units on the NYSE for the 30 trading days immediately preceding the Determination Date. Any such repurchase would be conducted in accordance with applicable Federal and state securities laws. See “Business—Description of Units—Conditional Right of Repurchase.”

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
Item 14. Principal Accounting Fees and Services.
     Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2005 and 2004 are:

	2005	2004
Audit Fees	$117,000	$79,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	9,300

	$117,000	$88,300

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
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2005 and 2004
Statements of Distributable Income for the years ended December 31, 2005, 2004 and 2003
Statements of Changes in Trust Corpus for the years ended December 31, 2005, 2004 and 2003
Notes to Financial Statements
Financial Statement Schedules
     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing and the Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing and the Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended

No.		Exhibit

September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 22, 2006, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2006, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dominion Resources Black Warrior Trust

By:	Bank of America, N.A., Trustee

By:	/s/ Ron E. Hooper

Ron E. Hooper
Senior Vice President and Administrator
Date: March 16, 2006
(The Registrant has no directors or executive officers.)

Index to Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing and the Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing and the Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended

No.		Exhibit

September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 22, 2006, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2006, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust