Form 10-Q
period 2006-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2006-05-09
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at May 1, 2006: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2005, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2006, the distributable income for the three-month periods ended March 31, 2006 and 2005 and the changes in trust corpus for the three-month periods ended March 31, 2006 and 2005, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of March 31, 2006, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2006 and 2005. These condensed financial statements are the responsibility of the Trustee.
We conducted our reviews in accordance with the standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2005, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2005, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Dallas, Texas
May 8, 2006

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

	March 31, 2006
	(unaudited)	December 31, 2005
ASSETS

Cash and cash equivalents	$70,964	$190,234

Royalty interests in gas properties (less accumulated amortization of $122,194,212 and $121,168,927, respectively)	33,623,288	34,648,573

TOTAL ASSETS	$33,694,252	$34,838,807

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable	$150,092	$256,092

Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding	33,544,160	34,582,715

TOTAL LIABILITIES AND TRUST CORPUS	$33,694,252	$34,838,807

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Royalty income	$12,115,232	$7,573,906

Interest income	32,118	10,716

	12,147,350	7,854,622

General and administrative expenses	(299,812)	(316,232)

Distributable income	$11,847,538	$7,268,390

Distributable income per unit (7,850,000 units)	$1.51	$.93

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Trust corpus, beginning of period	$34,582,715	$39,819,581

Amortization of royalty interests	(1,025,285)	(1,173,352)

Distributable income	11,847,538	7,268,390

Distributions to unitholders	(11,860,808)	(7,284,447)

Trust corpus, end of period	$33,544,160	$38,630,172

Distributions per unit (7,850,000 units)	$1.51	$.93

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
2. BASIS OF ACCOUNTING
     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:
—	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

—	General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

—	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus when revenues are received.

—	Distributions to Unitholders are recorded when declared by the Trustee (see Note 4).
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
     Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit under the Internal Revenue Code (the “Code”). Therefore, Unitholders are not entitled to claim Section 29 credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 credits for alternative minimum tax purposes. Before its expiration, the Section 29 credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. These alternative minimum tax carryover provisions continue to apply only for tax years ending before 2006. Therefore, they apply for purposes of Unitholder tax returns for tax years 2005 and prior, including any adjustments made during the applicable statute of limitations period.
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
5. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2006.
     The Trustee has been advised of recent legislation in Alabama that may impact future reporting requirements of the Trust for Alabama state tax purposes, leading to increased administrative costs to the Trustee. At the current time, the Trustee does not believe this legislation will have an adverse tax impact on the Trust. However, it may affect the ability of the Trust to file composite returns for Unitholders who are not residents of Alabama as the Trust has done in prior years. The Trustee is currently evaluating this legislation and the effect, if any, on the Trust and Unitholders.

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
Results of Operations
Three Month Period Ended March 31, 2006 Compared to Three Month Period Ended March 31, 2005
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
     The Trust received royalty income amounting to $12,115,232 during the first quarter of 2006 compared to $7,573,906 during the first quarter of 2005. This revenue was derived from the receipt of cash on production of 956 Mmcf at an average price received of $12.68 per mcf after deducting production taxes of $779,913 compared to 1,162 Mmcf with an average price of

$6.52 per mcf after deducting production taxes of $488,431 in the first quarter of 2005. For the three-month period ended March 31, 2006, the Trust was positively impacted by the increase in natural gas prices, as compared with the three-month period ended March 31, 2005. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
     Interest income during the first quarter of 2006 amounted to $32,118 compared to $10,716 for the same period in 2005. This increase is a result of the higher interest rates and more funds available for investment.
     Administrative expenses during the first quarter of 2006 amounted to $299,812 compared to $316,232 in the first quarter of 2005. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The decrease in administrative expenses in the first quarter of 2006 as compared to the first quarter of 2005 is primarily due to timing of payments of expenses.
     Distributable income for the first quarter of 2006 was $11,847,538, or $1.51 per Unit, compared to distributable income for the first quarter of 2005 of $7,268,390, or $.93 per Unit. The Trust made a distribution on March 10, 2006 of $1.510931 per Unit compared to a distribution of $0.927955 per Unit made during the first quarter of 2005.
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
Basis of Accounting
     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:
—	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

—	General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

—	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus when revenues are received.

—	Distributions to Unitholders are recorded when declared by the Trustee (see Note 4).

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
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2006 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2005.
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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2006.

     The Trustee has been advised of recent legislation in Alabama that may impact future reporting requirements of the Trust for Alabama state tax purposes, leading to increased administrative costs to the Trustee. At the current time, the Trustee does not believe this legislation will have an adverse tax impact on the Trust. However, it may affect the ability of the Trust to file composite returns for Unitholders who are not residents of Alabama as the Trust has done in prior years. The Trustee is currently evaluating this legislation and the effect, if any, on the Trust and Unitholders.
Use of Estimates
     The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.
Derivative Instruments
     In February 2006, the FASB amended issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the impact of this new Standard will not impact the financial statements of the Trust.
Asset Servicing
     In March 2006, the FASB amended issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust does not believe the adoption of this statement will have a material effect on its financial statements.
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

Date: May 9, 2006
(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number		Exhibit
31.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.