Form 10-Q
period 2006-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2006-08-08
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at August 1, 2006: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2005, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2006, the distributable income for the three-month and the six-month periods ended June 30, 2006 and 2005 and the changes in trust corpus for the six-month periods ended June 30, 2006 and 2005, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of June 30, 2006, and for the three-month and six-month periods ended June 30, 2006 and 2005 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 2006, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2006 and 2005 and changes in trust corpus for the six-month periods ended June 30, 2006 and 2005. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
August 7, 2006

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

	June 30, 2006
	(unaudited)	December 31, 2005
ASSETS
Cash and cash equivalents	$151,099	$190,234
Royalty interests in gas properties (less accumulated amortization of $123,190,467 and $121,168,927, respectively)	32,627,034	34,648,573

TOTAL ASSETS	$32,778,133	$34,838,807

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable	$201,480	$256,092
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding	32,576,653	34,582,715

TOTAL LIABILITIES AND TRUST CORPUS	$32,778,133	$34,838,807

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Three	the Three
	Months Ended	Months Ended
	June 30, 2006	June 30, 2005
Royalty income	$7,929,058	$6,500,018
Interest income	24,379	12,985

	$7,953,437	$6,513,003
General and administrative expenses	$(302,231)	$(242,650)

Distributable income	$7,651,206	$6,270,353

Distributable income per unit (7,850,000 units)	$.98	$.80

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Six	the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2005
Royalty income	$20,044,291	$14,073,924

Interest income	56,497	23,701

	$20,100,788	$14,097,625

General and administrative expenses	(602,043)	(558,882)

Distributable income	$19,498,745	$13,538,743

Distributable income per unit (7,850,000 units)	$2.48	$1.72

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	For	For
	the Six	the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2005
Trust corpus, beginning of period	$34,582,715	$39,819,581
Amortization of royalty interests	(2,021,540)	(2,282,553)
Distributable income	19,498,745	13,538,743
Distributions to unitholders	(19,483,267)	(13,525,041)

Trust corpus, end of period	$32,576,653	$37,550,730

Distributions per unit (7,850,000 units)	$2.48	$1.72

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
5. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2006.
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
Results of Operations
Three and Six Month Periods Ended June 30, 2006 Compared to Three and Six Month Periods Ended June 30, 2005
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.
     The Trust received royalty income amounting to $7,929,058 during the second quarter of 2006 compared to $6,500,018 during the second quarter of 2005. This revenue was derived from the receipt of cash on production of 928,484 Mcf at an average price received of $8.54 per mcf after deducting production taxes of $510,509 compared to 1,089,000 Mcf with an average price of $5.97 per mcf after deducting production taxes of $419,140 in the second quarter of 2005. The Trust received royalty income amounting to $20,044,291 during the six months ended June 30, 2006 compared to $14,073,924 during the six months ended June 30, 2005. This revenue was derived from the receipt of cash on production of 1,884,025 Mcf at an average price received of $10.63 per mcf after deducting production taxes of $1,290,042 compared to 2,242,000 Mcf with an average price of $6.28 per mcf after deducting production taxes of $907,573 in the six months ended June 30, 2005. For the six-month period ended June 30, 2006, the Trust was positively impacted by the increase in natural gas prices, as compared with the six-month period ending June 30, 2005. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

     Interest income during the second quarter of 2006 amounted to $24,379 compared to $12,985 for the same period in 2005. Interest income during the six months ended June 30, 2006 amounted to $56,497 compared to $23,701 for the six months ended June 30, 2005. This increase is a result of the higher interest rates and more funds available for investment.
     Administrative expenses during the second quarter of 2006 amounted to $302,231 compared to $242,650 in the second quarter of 2005. Administrative expenses during the six months ended June 30, 2006 amounted to $602,043 compared to $558,882 for the six months ended June 30, 2005. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the second quarter of 2006 as compared to the second quarter of 2005 is primarily due to higher expenses related to compliance with the Sarbanes-Oxley Act of 2002 in 2006.
     Distributable income for the second quarter of 2006 was $7,651,206, or $.98 per Unit, compared to distributable income for the second quarter of 2005 of $6,270,353, or $.80 per Unit. Distributable income for the six months ended June 30, 2006 was $19,498,745, or $2.48 per Unit, compared to $13,538,743, or $1.72 per Unit, for the six months ended June 30, 2005. The Trust made a distribution on June 9, 2006 of $0.971014 per Unit compared to a distribution of $0.794980 per Unit made during the second quarter of 2005.
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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2006.
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
Derivative Instruments
     In February 2006, the FASB amended issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the impact of this new Standard will not impact the financial statements of the Trust.
Asset Servicing
     In March 2006, the FASB amended issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust does not believe the adoption of this statement will have a material effect on its financial statements.
Uncertainty in Income Taxes
     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trust does not believe that the adoption of this statement will have a material effect on its financial statements.
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

     Date: August 8, 2006
(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number	Exhibit

31.1 —	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 —	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.