Form 10-Q
period 2006-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2006-11-07
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-11335
DOMINION RESOURCES BLACK WARRIOR TRUST
(Exact name of registrant as specified in its charter)

Delaware	75-6461716
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
Bank of America, N.A.
901 Main Street
17th Floor
Dallas, Texas 75202
(Address of principal executive offices)
(Zip code)
(214) 209-2400
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
     Number of units of beneficial interest outstanding at November 1, 2006: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2005, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2006, the distributable income for the three-month and the nine-month periods ended September 30, 2006 and 2005 and the changes in trust corpus for the nine-month periods ended September 30, 2006 and 2005, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of September 30, 2006, and for the three-month and the nine-month periods ended September 30, 2006 and 2005 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 2006, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2006 and 2005 and changes in trust corpus for the nine-month periods ended September 30, 2006 and 2005. These condensed financial statements are the responsibility of the Trustee.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2005, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 13, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2005, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Dallas, Texas
November 6, 2006

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

	September 30, 2006
	(unaudited)	December 31, 2005

ASSETS
Cash and cash equivalents	$103,449	$190,234
Royalty interests in gas properties (less accumulated amortization of $124,139,621 and $121,168,927, respectively)	31,677,880	34,648,573

TOTAL ASSETS	$31,781,329	$34,838,807

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable	$131,320	$256,092
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding	31,650,009	34,582,715

TOTAL LIABILITIES AND TRUST CORPUS	$31,781,329	$34,838,807

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Three	the Three
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
Royalty income	$5,722,060	$6,810,076
Interest income	15,592	14,057

	5,737,652	6,824,133

General and administrative expenses	(192,556)	(180,599)

Distributable income	$5,545,096	$6,643,534

Distributable income per unit (7,850,000 units)	$.71	$.85

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Nine	the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
Royalty income	$25,766,351	$20,884,000

Interest income	72,089	37,758

	$25,838,440	$20,921,758

General and administrative expenses	(794,599)	(739,481)

Distributable income	$25,043,841	$20,182,277

Distributable income per unit (7,850,000 units)	$3.19	$2.57

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	For	For
	the Nine	the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
Trust corpus, beginning of period	$34,582,715	$39,819,581
Amortization of royalty interests	(2,970,694)	(3,366,366)
Distributable income	25,043,841	20,182,277
Distributions to unitholders	(25,005,853)	(20,206,459)

Trust corpus, end of period	$31,650,009	$36,429,033

Distributions per unit (7,850,000 units)	$3.19	$2.57

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
5. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2006.
     The Trustee has been advised of recent legislation in Alabama that may impact future reporting requirements of the Trust for Alabama state tax purposes, leading to increased administrative costs to the Trustee. At the current time, the Trustee does not believe this legislation will have an adverse tax impact on the Trust or Unitholders. However, it may affect the ability of the Trust to file composite returns for Unitholders who are not residents of Alabama as the Trust has done in prior years. The Trustee has engaged Alabama local counsel to evaluate and potentially file a ruling request with the Alabama Department of Revenue for a determination of whether the Trust may continue to file a composite return. The Trustee expects a resolution to this issue by the end of 2006.
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
Results of Operations
Three and Nine Month Periods Ended September 30, 2006 Compared to Three and Nine Month Periods Ended September 30, 2005
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.
     The Trust received royalty income amounting to $5,722,060 during the third quarter of 2006 compared to $6,810,076 during the third quarter of 2005. This revenue was derived from the receipt of cash on production of 885 Mmcf at an average price received of $6.47 per mcf after deducting production taxes of $368,392 compared to 1,064 Mmcf with an average price of $6.40 per mcf after deducting production taxes of $439,142 in the third quarter of 2005. The Trust received royalty income amounting to $25,766,351 during the nine months ended September 30, 2006 compared to $20,884,000 during the nine months ended September 30, 2005. This revenue was derived from the receipt of cash on production of 2,769 Mmcf at an average price received of $9.31 per mcf after deducting production taxes of $1,658,814 compared to 3,306 Mmcf with an average price of $6.32 per mcf after deducting production taxes of $1,346,714 in the nine months ended September 30, 2005. For the nine-month period ended September 30, 2006, the Trust was positively impacted by the increase in natural gas prices, as compared with the nine-month period ending September 30, 2005. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

     Interest income during the third quarter of 2006 amounted to $15,592 compared to $14,057 for the same period in 2005. Interest income during the nine months ended September 30, 2006 amounted to $72,089 compared to $37,758 for the nine months ended September 30, 2005. This increase is a result of the higher interest rates and more funds available for investment.
     Administrative expenses during the third quarter of 2006 amounted to $192,556 compared to $180,599 in the third quarter of 2005. Administrative expenses during the nine months ended September 30, 2006 amounted to $794,599 compared to $739,481 for the nine months ended September 30, 2005. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of quarterly reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the third quarter of 2006 as compared to the third quarter of 2005 is primarily due to increased Unitholder mailing expense.
     Distributable income for the third quarter of 2006 was $5,545,096, or $.71 per Unit, compared to distributable income for the third quarter of 2005 of $6,643,534, or $.85 per Unit. Distributable income for the nine months ended September 30, 2006 was $25,043,841, or $3.19 per Unit, compared to $20,182,277, or $2.57 per Unit, for the nine months ended September 30, 2005. The Trust made a distribution on September 8, 2006 of $0.703514 per Unit compared to a distribution of $0.851136 per Unit made during the third quarter of 2005.
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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2006.
     The Trustee has been advised of recent legislation in Alabama that may impact future reporting requirements of the Trust for Alabama state tax purposes, leading to increased administrative costs to the Trustee. At the current time, the Trustee does not believe this legislation will have an adverse tax impact on the Trust or Unitholders. However, it may affect the ability of the Trust to file composite returns for Unitholders who are not residents of Alabama as the Trust has done in prior years. The Trustee has engaged Alabama local counsel to evaluate and potentially file a ruling request with the Alabama Department of Revenue for a determination of whether the Trust may continue to file a composite return. The Trustee expects a resolution to this issue by the end of 2006.
Use of Estimates
     The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.
Derivative Instruments
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, this new Standard will not impact the financial statements of the Trust.
Asset Servicing
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trustee does not believe the adoption of this statement will have a material effect on the Trust’s financial statements.
Accounting for Uncertainty in Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

Defined Benefit Pension and Other Postretirement Plans
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
The Trustee has identified a number of risk factors in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005, which should be taken into consideration when reviewing the information contained in this report. With the exception of the risk factors below, there have been no other material changes in the risk factors previously disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.
The Company may transfer its interest in any Underlying Property without the consent of the Trust or the Unitholders.
     The Company, as the operator developing the Underlying Properties, may at any time transfer all or part of its interest in any Underlying Property to another party. Neither the Trust nor the Unitholders are entitled to vote on any transfer of the properties underlying the Royalty Interests, and the Trust will not receive any proceeds of any such transfer. Following any transfer, the transferred property will continue to be subject to the Royalty Interests of the Trust, but the net proceeds from the transferred property will be calculated separately and paid by the transferee. The transferee will be responsible for all of the transferor’s obligations relating to calculating, reporting and paying to the Trust the net overriding royalties from the transferred property, and the transferor will have no continuing obligation to the Trust for that property. On November 1, 2006, Dominion Resources announced that it will pursue the sale of most of its oil and natural gas exploration and productions assets. The assets which would be sold include the assets of the Company, including its interests in the Underlying Properties. It is unclear at the present time whether or when such a sale might take place. The sale of those interests could have material consequences for the Trust and the Unitholders.
The obligations of Dominion Resources to pay certain amounts if they are not paid by the Company may terminate upon a sale by the Company of its interests in the Underlying Properties or a sale by Dominion Resources of its equity ownership interest in the Company.
     Dominion Resources has agreed in the Trust Agreement to pay (i) all liabilities and operating and capital expenses that any Company Interests Owner becomes obligated to pay as a result of the Company Interests Owner’s obligations under the Conveyance and (ii) the obligations of the Company to indemnify the Trust and the Trustees for certain environmental liabilities. Dominion Resources’ obligations will terminate, among other times, upon (i) the sale or other transfer by the Company of all or substantially all of its interest in the Underlying Properties or (ii) the sale or other transfer of a majority of Dominion Resources’ direct or indirect equity ownership interests in the Company. However, in these circumstances, Dominion Resources’ obligations will terminate only if (a) the transferee has a specified credit rating or the transferee, together with any affiliate that guarantees its obligations, does not have a rating assigned to its unsecured long-term debt from a nationally recognized statistical rating organization but has a specified net worth or (b) the transferee is approved by a majority of the Unitholders. On November 1, 2006, Dominion Resources announced that it will pursue the sale of most of its oil and natural gas exploration and productions assets. The assets which would be sold include the assets of the Company, including its interests in the Underlying Properties. It is unclear at the present time whether or when such a sale might take place. However, any such sale may cause the provisions of the Trust Agreement regarding termination of Dominion Resources’ assurances to become operative.
Item 5. Other Information.
     On November 1, 2006, Dominion Resources announced that it will pursue the sale of most of its oil and natural gas exploration and productions assets. The assets which would be sold include the assets of the Company, including its interests in the Underlying Properties. It is unclear at the present time whether or when such a sale might take place or if it would involve a sale by the Company of its interests in the Underlying Properties or a sale by Dominion Resources of its equity ownership interests in the Company. For more information on the effect that such a sale could have on the Trust and the Unitholders, see Part I. Item 1A — Risk Factors — Risks Related to the Trust and Ownership of the Units, Part I. Item 2 — Properties, and Part III. Item 13 — Certain Relationships and Related Transactions in the Trust’s Annual Report on Form 10-K.
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
     Date: November 7, 2006
(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number		Exhibit

31.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.