Form 10-K
period 2006-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2007-03-15
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-11335
Dominion Resources Black Warrior Trust
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-6461716 (I.R.S. employer identification number)
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $301,047,500.
At March 1, 2007, there were 7,850,000 units of beneficial interest outstanding.
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
DESCRIPTION OF UNITS
     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2007, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.
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
Periodic Reports
     The Trustee causes a reserve report to be prepared for the Trust (by a firm of independent petroleum engineers mutually selected by the Trustee and the Company) each year showing estimated proved natural gas reserves and other reserve information attributable to the Royalty Interests as of December 31 of such year. Such reserve reports show estimated future net revenues and the net present value (discounted at 10 percent) of the estimated future net revenues (using the year-end market or applicable contract price as of December 31 as appropriate) from proved reserves attributable to the Royalty Interests. The costs of the reserve reports are paid by the Trust and constitute an administrative expense. The Trustee also provides to Dominion Resources and the Company, within 15 days after the end of each calendar quarter, a written itemized report showing all administrative costs of the Trust paid during such quarter.
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

Classification and Taxation of the Trust	The Trust is a Grantor Trust for federal tax purposes and not an association taxable as a corporation. As a Grantor Trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with each such Unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2006, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent and future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

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
     The Alabama Department of Revenue (the “DOR”) has issued a letter ruling that permits the Trust to file a “composite income tax return” on behalf of all Unitholders who are not residents of Alabama. The filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for each of the years 1995-2005 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2006 and each year thereafter for so long as the composite return does not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2006. Accordingly, no Alabama state income tax is due under the 2006 return.
     No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2006 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, “Nonresident Unitholders” will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year that shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as “Resident Unitholders.”
     The Trustee has been advised of recent Alabama legislation that will require the Trust to submit certain information returns to the DOR. While this will increase administrative costs to the Trustee, it should not have an adverse tax impact on the Trust. The Trustee has further been advised by Alabama local counsel that this new legislation should not affect the Trust’s ability to continue to file composite returns for Unitholders who are not residents of Alabama because the DOR advised the Trustee’s Alabama local counsel that the DOR’s prior binding revenue ruling allowing the Trust to file composite returns remains in effect until revoked. Additionally, the DOR has indicated to Alabama local counsel that it currently has no intention of revoking the Trust’s prior ruling due to the new legislation and the new legislation does not require the Trust to make a formal request for a new ruling.
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
     While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder, the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it has budgeted approximately $177,000 during 2007 for anticipated expenditures related to compliance with environmental laws.
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

Natural gas prices have historically been volatile and are likely to continue to be volatile. Price volatility and the risk of production curtailment make it difficult to estimate the future levels of cash distributions to Unitholders or the value of the Units. Since the termination of the Gas Purchase Agreement, a gas sales contract was entered into with Sequent Energy for the base load gas for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract has been entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. It is anticipated that any additional gas above the base load will be sold on the spot market to various purchasers. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources.

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
     Dominion Resources has agreed in the Trust Agreement to pay (i) all liabilities and operating and capital expenses that any Company Interests Owner becomes obligated to pay as a result of the Company Interests Owner's obligations under the Conveyance and (ii) the obligations of the Company to indemnify the Trust and the Trustees for certain environmental liabilities. Dominion Resources' obligations will terminate, among other times, upon (i) the sale or other transfer by the Company of all or substantially all of its interest in the Underlying Properties or (ii) the sale or other transfer of a majority of Dominion Resources' direct or indirect equity ownership interests in the Company. However, in these circumstances, Dominion Resources' obligations will terminate only if (a) the transferee has a specified credit rating or the transferee, together with any affiliate that guarantees its obligations, does not have a rating assigned to its unsecured long-term debt from a nationally recognized statistical rating organization but has a specified net worth or (b) the transferee is approved by a majority of the Unitholders. On November 1, 2006, Dominion Resources announced that it will pursue the sale of most of its oil and natural gas exploration and productions assets. The assets which would be sold include the assets of the Company, including its interests in the Underlying Properties. It is unclear at the present time whether or when such a sale might take place. However, any such sale may cause the provisions of the Trust Agreement regarding termination of Dominion Resources' assurances to become operative.
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
     The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by Dominion Black Warrior Basin, Inc. in accordance with the Operating Agreement. See “—Operation of Properties.” The Underlying Properties comprise 34,212 gross acres of land in an area approximately 5 miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2006, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.
     On November 1, 2006, Dominion Resources announced that it will pursue the sale of most of its oil and natural gas exploration and productions assets. The assets which would be sold include the assets of the Company, including its interests in the Underlying Properties. It is unclear at the present time whether or when such a sale might take place or if it would involve a sale by the Company of its interests in the Underlying Properties or a sale by Dominion Resources of its equity ownership interests in the Company. For more information on the effect that such a sale could have on the Trust and the Unitholders, see Part I. Item 1A - Risk Factors - Risks Related to the Trust and Ownership of the Units, Part I. Item 2 - Properties, and Part III. Item 13 - Certain Relationships and Related Transactions.
     Well Count and Acreage Summary. The following table shows as of December 31, 2006, the gross and net producing wells and acres for the Company Interests. The net wells and acres are determined by multiplying the Gross Wells or acres by the Company Interests Owner’s Working Interest in the wells or acres.

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
     Curtailments. The Company has advised the Trust that, on November 25, 2005, a compressor fire decreased deliverability by approximately 3,300 MMBtu per day through December 22, 2005. Other than during this designated period of time, production from the Underlying Properties was not curtailed for any reason other than for routine maintenance in 2006.
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

Reserve Estimate
     Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 2007, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

As of
Royalty Interests	January 1, 2007

Net Proved Natural Gas Reserves (MMcf)(a):
Developed Producing	26,875
Estimated Future Net Revenues (in thousands) (a)(b):
2007	18,352
2008	16,055
2009	14,064
2010	12,321
2011	10,782
Thereafter	66,718

Total	138,292

Total Discounted at 10 Percent	84,866

(a)	The estimates of reserves and future net revenues summarized in this table are based upon a price of $5.84 per Mcf, which represented the market price for gas in their fields as of December 31, 2006. This price may not be the most representative price for estimating reserves or related future net revenues data.

(b)	Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests for gas production less the relevant share of production, property and related taxes (including severance taxes). Overhead costs have not been included, nor have the effects of depreciation, depletion and federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.
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
     The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust, and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 3.7 Bcf in 2007 to 2.1 Bcf in 2011.
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
Natural Gas Sales Prices and Production
     The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the years ended December 31, 2006, December 31, 2005 and December 31, 2004.

	Year ended December 31,
	2006	2005	2004

Production attributable to the Royalty Interests (Bcf)	3.7	4.6	4.7
Weighted average property, production and related taxes (per Mcf)	$0.44	$0.42	$0.38
Average Contract Price (per Mcf)	$9.12	$6.99	$6.15
Gas Purchase Agreement
     El Paso, successor to Sonat Marketing, was required under the Gas Purchase Agreement to purchase the Gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004. Under the agreement, Sonat Marketing (as predecessor to El Paso under the Gas Purchase Agreement) was, in past years, obligated to purchase up to a specified monthly base quantity of Gas (the “Index Price Quantity”) for a contract price equal to the Index Price plus a specified premium over the Index Price. The Index Price, which was determined on a monthly basis, was Southern Natural Gas Company’s posted index price for deliveries of gas in Louisiana.
     Pursuant to the July 1, 2002 Gas Purchase Agreement amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the Monthly Base Quantity during each month was divided into two categories, a Fixed Price Quantity and an Index Price Quantity. Until December 31, 2003, the price payable by El Paso for each MMBtu of Gas produced up to and including the applicable monthly Fixed Price Quantity was $3.68 per MMBtu. The price payable by El Paso for each MMBtu of Gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Commencing January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence applied to the entire monthly base quantity. Also effective January 1, 2004, the price payable by El Paso for Gas production in excess of the specified monthly base quantity each month was the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Effective January 31, 2004, the Gas Purchase Agreement was terminated.
     For the period of February 1, 2004 through October 30, 2004, the gas was sold on a month-to-month basis to various purchasers. Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas for the period of November 1, 2004 through March 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with Sequent Energy for the base load gas for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract has been entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. It is anticipated that any additional gas above the base load will be sold on the spot market to various purchasers. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources.
     The Gas Purchase Agreement and the amendments thereto are filed as exhibits to this Form 10-K, and the foregoing summary of the material terms of such agreement is qualified in its entirety by reference to the terms of such agreement and amendments as set forth in such exhibits.

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
Sale and Abandonment of Underlying Properties
     The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2006, none of the wells included in the Underlying Properties had been plugged and abandoned.
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

	Price		Distribution
	High	Low	per Unit
2006
First Quarter	$51.10	$38.00	$1.510931
Second Quarter	46.00	36.20	.971014
Third Quarter	39.40	27.12	.703514
Fourth Quarter	31.50	26.00	.693086
2005
First Quarter	$43.53	$34.11	$.927955
Second Quarter	42.20	34.82	.794980
Third Quarter	50.25	40.51	.851136
Fourth Quarter	51.20	39.00	1.387016
     At March 1, 2007, there were 7,850,000 Units outstanding and approximately 574 Unitholders of record.
     The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.
Item 6. Selected Financial Data.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Royalty Income	$31,403,042	$31,918,416	$24,340,315	$20,746,843	$19,418,476
Distributable Income	$30,467,067	$31,029,034	$23,449,768	$19,835,642	$18,623,941
Distributable Income per Unit	$3.88	$3.95	$2.99	$2.53	$2.37
Distributions per Unit	$3.88	$3.95	$2.99	$2.53	$2.37
Total Assets, December 31	$30,692,809	$34,838,807	$39,946,530	$44,820,393	$50,566,037
Total Corpus, December 31	$30,444,631	$34,582,715	$39,819,581	$44,689,580	$50,441,689

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
     The year 2006 marked the twelfth full year of the existence of the Trust. The Trust received royalty income amounting to $31,403,042 during the year ended December 31, 2006, compared to $31,918,416 for 2005 and $24,340,315 for 2004 primarily due to the decline of production in 2006 but partially offset by a significant increase in prices at beginning of 2006. The royalty income received by the Trust was net of the Royalty Interests’ allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 2006 increased to $1,028,746, compared to $953,510 for 2005 and $908,507 for 2004. Distributable income for the year ended December 31, 2006 was $30,467,067, or $3.88 per Unit, compared to $31,029,034, or $3.95 per Unit, for 2005 and $23,449,768, or $2.99 per Unit, for 2004. The increase in administrative expenses in 2006 compared to 2005 was primarily the result of higher professional fees related to Sarbanes-Oxley compliance. The increase from 2004 to 2005 was primarily the result of higher professional fees related to Sarbanes-Oxley compliance.
     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties.

Accordingly, the proved reserves attributable to the Company’s interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust. The changes in royalty income and distributable income noted in the preceding paragraph were due primarily to changes in the average prices received for gas attributable to the Royalty Interests as summarized in the table below.
     Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2006, 2005 and 2004, was based on production volumes and natural gas prices for the periods from October 1, 2005 to September 30, 2006, October 1, 2004 to September 30, 2005 and October 1, 2003 to September 30, 2004, respectively.
     The following table sets forth the production volumes attributable to the Trust’s Royalty Interests and the average sales Price and Index Price for such production for the periods indicated. These Assets are mature natural gas properties and production should decline in the latter years.

	For 12 Months Ended
	September 30,
	2006	2005	2004

Production (Bcf)(1)	3.665	4.820	4.695
Production (MMBtu)(2)	3.692	4.860	4.865
Average Contract Price Received ($/MMBtu)	$8.98	$6.99	$5.33
Average Index Price ($/MMBtu)	$9.22	$7.13	$5.45

(1)	Billion cubic feet of natural gas.

(2)	Trillion British Thermal Units.
     The information in this Form 10-K concerning production and prices relating to the Royalty Interests is based on information prepared and furnished by the Company to the Trustee. The Trustee has no control over and no responsibility relating to the operation of or accounting for the Underlying Properties.
     El Paso, successor to Sonat Marketing, was required under the Gas Purchase Agreement to purchase the Gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004. Under the agreement, Sonat Marketing (as predecessor to El Paso under the Gas Purchase Agreement) was, in past years, obligated to purchase the Index Price Quantity for a contract price equal to the Index Price plus a specified premium over the Index Price. The Index Price, which was determined on a monthly basis, was Southern Natural Gas Company’s posted index price for deliveries of gas in Louisiana.

     Pursuant to the July 1, 2002 Gas Purchase Agreement amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the Monthly Base Quantity during each month was divided into two categories, a Fixed Price Quantity and an Index Price Quantity. Until December 31, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly Fixed Price Quantity was $3.68 per MMBtu. The price payable by El Paso for each MMBtu of gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Commencing January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence applied to the entire monthly base quantity. Also effective January 1, 2004, the price payable by El Paso for Gas production in excess of the specified monthly base quantity each month was the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Effective January 31, 2004, the Gas Purchase Agreement was terminated.
     For the period of February 1, 2004 through October 30, 2004, the gas was sold on a month-to-month basis to various purchasers. Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas for the period of November 1, 2004 through March 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with Sequent Energy for the base load gas for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract has been entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. It is anticipated that any additional gas above the base load will be sold on the spot market to various purchasers. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources.
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2006, 2005 and 2004, by independent petroleum engineers. The reserve quantities of 26.9 Bcf for 2006 compared to 33.3 Bcf for 2005 and compared to 39.1 Bcf for 2004, reflect a decline in reserves between 2004 and 2005 and between 2005 and 2006 as a result of production and a significant change in prices which affects the change in quantities. See “Financial Statements and Supplementary Data — Notes to Financial Statements— Note 8.”

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
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no such financial instruments and accordingly, this new Standard will not impact the financial statements of the Trust.
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
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
     In September 2006, the FASB issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, for the purpose of evaluating materiality. This statement is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Trustee does not believe that the adoption of this standard will have a material effect on the Trust’s financial statements.
2.	Basis of Accounting
     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:
•	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

•	General and administrative expenses are recorded based on liabilities paid and cash reserves established out of cash received.

•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to Trust corpus based upon when revenues are received.

•	Distributions to Unitholders are recorded when declared by the Trustee (see “Financial Statements and Supplementary Data — Notes to Financial Statements — Note 5).
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
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2006.
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

Tabular Disclosure of Contractual Obligations.

	Total	Payments Due by Period
		Less than 1 Year	1 - 3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Distribution declared subsequent to year end	$5,421,916	$5,421,916	0	0	0
Total	$5,421,916	$5,421,916	0	0	0
     The above payable relates to distributions declared February 20, 2007 and payable March 9, 2007 to unitholders of record on March 1, 2007.
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
We have audited the accompanying statements of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2006 and 2005, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2006 and 2005, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2006, on the basis of accounting described in Note 2.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated
March 13, 2007 expressed an unqualified opinion on the Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 13, 2007

DOMINION RESOURCES BLACK WARRIOR TRUST
FINANCIAL STATEMENTS
Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$202,808	$190,234
Royalty interests in gas properties (less accumulated amortization of $125,327,500 and $121,168,927, respectively)	30,490,001	34,648,573

Total Assets	$30,692,809	$34,838,807

LIABILITIES AND TRUST CORPUS
Trust expenses payable	$248,178	$256,092
Trust corpus (7,850,000 units of beneficial interest authorized, issued and outstanding)	30,444,631	34,582,715

Total Liabilities and Trust Corpus	$30,692,809	$34,838,807

Statements of Distributable Income

	Year Ended December 31,
	2006	2005	2004

Royalty income	$31,403,042	$31,918,416	$24,340,315
Interest income	92,771	64,128	17,960

	31,495,813	31,982,544	24,358,275
General and administrative expenses	(1,028,746)	(953,510)	(908,507)

Distributable income	$30,467,067	$31,029,034	$23,449,768

Distributable income per unit (7,850,000 units)	$3.88	$3.95	$2.99

Distributions per unit	$3.88	$3.95	$2.99

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2006	2005	2004

Trust corpus, beginning of period	$34,582,715	$39,819,581	$44,689,580
Amortization of Royalty Interests	(4,158,573)	(5,171,366)	(4,913,428)
Distributable income	30,467,067	31,029,034	23,449,768
Distributions to Unitholders	(30,446,578)	(31,094,534)	(23,406,339)

Trust corpus, end of period	$30,444,631	$34,582,715	$39,819,581

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
Years Ended December 31, 2006, 2005 and 2004
1.	Trust Organization and Provisions
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
New Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no such financial instruments and accordingly, this new Standard will not impact the financial statements of the Trust.
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
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
     In September 2006, the FASB issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, for the purpose of evaluating materiality. This statement is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Trustee does not believe that the adoption of this standard will have a material effect on the Trust’s financial statements.
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
     Dominion Resources provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994. During 2006 this fee was $427,729 and will increase annually by three percent. Aggregate fees paid by the Trust to Dominion Resources in 2006, 2005 and 2004 were $427,729, 414,054 and $400,239, respectively.
     Aggregate fees and expense reimbursements paid by the Trust to the Trustees in 2006, 2005 and 2004 were $47,461, $46,225 and $45,024, respectively.
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
6.	Subsequent Events
     Subsequent to December 31, 2006, the Trust declared and paid the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit
March 1, 2007	March 9, 2007	$0.690690
7. Quarterly Financial Data (Unaudited)
     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2006 and 2005 (in thousands, except per Unit amounts):

				Distributable
Calendar Quarter		Royalty Income	Distributable Income	Income per Unit

2006

	First	$12,115	$11,848	$1.51
	Second	7,929	7,651	0.98
	Third	5,722	5,545	0.71
	Fourth	5,637	5,423	0.68

		$31,403	$30,467	$3.88

2005

	First	$7,574	$7,268	$.93
	Second	6,500	6,270	.80
	Third	6,810	6,644	.85
	Fourth	11,034	10,847	1.37

		$31,918	$31,029	$3.95

     Selected 2006 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income	5,637
Interest income	21
General and administrative expenses	(235)

Distributable income	5,423
Distributable income per Unit	0.68
Distributions per Unit	$0.68

     Due to revisions in estimate of reserve quantities (see Note 8), estimated amortization of royalty interests increased by approximately 225,481, increased by approximately $0.1 million and decreased by approximately $0.1 million during the fourth quarters of 2006, 2005 and 2004, respectively. These adjustments did not have an impact on the Trust’s distributable income.
8. Supplemental Gas Disclosure (Unaudited)
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2006, 2005, 2004, and January 1, 2004, by independent petroleum engineers.
     In accordance with Statement of Financial Accounting Standards No. 69, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and end-of-period natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The prices for December 31, 2006 and 2005, and January 1, 2005, were $5.973, $9.591, and $6.0435 per Mcf, respectively, including the effect of the Gas Purchase Agreement through its termination on January 31, 2004 (see Note 9). As of February 28, 2007, published Gas prices were approximately $7.547 per Mcf. The use of such price as compared to $5.973 per Mcf, which was used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for Gas.
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
     The reserve estimates for the Royalty Interests are based on a percentage share of the Company’s Gross Proceeds payable to the Trust of 65 percent.

Proved developed reserves at January 1, 2004	41,586
Revisions of previous estimates	2,210
Production (MMcf)	(4,695)

Proved developed reserves at December 31, 2004	39,101
Revisions of previous estimates	(1,990)
Production (MMcf)	(4,820)

Proved developed reserves at December 31, 2005	32,291
Revisions of previous estimates	(1,751)
Production (MMcf)	(3,665)

Proved developed reserves at December 31, 2006	26,875

     All proved reserve estimates presented above at December 31, 2006, 2005, 2004, and January 1, 2004, are proved developed.
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

     The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2006, 2005 and 2004 relating to the Trust’s Royalty Interests (thousands of dollars):

	2006	2005	2004

Future cash inflows	$147,119	$293,769	$217,358
Future severance taxes	(8,827)	(17,626)	(13,042)

Future net cash flows	138,292	276,143	204,316
10% annual discount for estimated timing of cash flow	(53,606)	(119,146)	(90,876)

Standardized measure of discounted future net cash flows	$84,686	$156,997	$113,440

     Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002.
     The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the period ended December 31, 2006, 2005 and 2004 (thousands of dollars):

	2006	2005	2004

Balance at beginning of period	$156,997	$113,440	$117,284
Increase (decrease) due to:
Royalty income, net of taxes	(31,403)	(31,918)	(24,340)
Changes in prices	(77,654)	88,521	1,755
Changes in estimated volumes	21,047	(24,390)	7,013
Accretion of discount	15,700	11,344	11,728

Balance at December 31	$84,686	$156,997	$113,440

9. Gas Purchase Agreement
     El Paso Merchant Energy—Gas, L.P. (“El Paso”), successor to Sonat Marketing Company (“Sonat Marketing”), was required under a gas purchase agreement (the “Gas Purchase Agreement”) to purchase the gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004. Under the agreement, Sonat Marketing was, in past years, obligated to purchase up to a specified monthly base quantity (the “Index Price Quantity”) of gas for a contract price equal to the Index Price plus a specified premium over the Index Price. The “Index Price,” which was determined on a monthly basis, was Southern Natural Gas Company’s posted index price for deliveries of gas in Louisiana.
     Pursuant to the July 1, 2002 Gas Purchase Agreement amendment, effective January 1, 2003, the price payable by El Paso for each MMBtu of Gas produced in excess of the applicable monthly Monthly Base Quantity during each month was divided into two categories, a Fixed Price Quantity and an Index Price Quantity. Until December 31, 2003, the price payable by El Paso for each MMBtu of gas produced up to and including the applicable monthly Fixed Price Quantity was $3.68 per MMBtu. The price payable by El Paso for each MMBtu of gas produced in excess of the applicable monthly Fixed Price Quantity and up to and including the applicable monthly Index Price Quantity was the sum of (i) the Index Price and (ii) a premium per MMBtu, ranging from $.05 to $.07, multiplied by 0.9826, the wet/dry conversion factor. Commencing January 1, 2004, the pricing formula for the Index Price Quantity described in the immediately preceding sentence applied to the entire monthly base quantity. Also effective January 1, 2004, the price payable by El Paso for Gas production in excess of the specified monthly base quantity each month was the sum of the Index Price and $.02 per MMBtu, multiplied by 0.9826, the wet/dry conversion factor. Effective January 31, 2004, the Gas Purchase Agreement was terminated.
     For the period of February 1, 2004 through October 30, 2004, the gas was sold on a month-to-month basis to various purchasers. Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas for the period of November 1, 2004 through March 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with Sequent Energy for the base load gas for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract has been entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. It is anticipated that any additional gas above the base load will be sold on the spot market to various purchasers. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources.
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

Changes in Internal Control Over Financial Reporting
     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2006. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is set forth herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee
     We have audited the Trustee’s assessment, included in the accompanying Trustee’s report on internal control over financial reporting that Dominion Resources Black Warrior Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting—modified cash basis (“internal control over financial reporting”) and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating the Trustee’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
     In our opinion, the Trustee’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2006 and 2005, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2006, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Dallas, Texas
March 13, 2007
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
Item 11. Executive Compensation.
     Compensation Committee. Because the Trust has no directors, it does not have a compensation committee.
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
     Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $28,858, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate, which is currently $125 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000, which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2006, the Trustee and the Delaware Trustee received total compensation of $42,416 and $5,000, respectively.
     Compensation of the Transfer Agent. The Transfer Agent receives a transfer agency fee of $3.25 annually per account, plus $1.50 for each certificate issued and $.40 for each check issued (subject to an annual minimum of $7,200).
     Fees to Dominion Resources. Dominion Resources will receive throughout the term of the Trust an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties as described in “Certain Relationships and Related Transactions — Administrative Services Agreement.”
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     Security Ownership of Certain Beneficial Owners. The Trustee knows of no Unitholder that is a beneficial owner of more than five percent of the outstanding Units.
     Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2007, Bank of America, N.A., the Trustee, beneficially owned no units. Mellon Bank (DE) National Association, the Delaware Trustee, did not beneficially own any Units.
     Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.
     Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.
Item 13. Certain Relationships and Related Transactions.
Administrative Services Agreement
     Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee, payable in equal quarterly installments, is currently $427,729 and will increase annually by three percent.
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

Item 14. Principal Accounting Fees and Services.
     Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2006 and 2005 are:

	2006	2005
Audit Fees	$125,375	$117,000

Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$125,375	$117,000

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
     Statements of Assets, Liabilities and Trust Corpus as of December 31, 2006 and 2005
     Statements of Distributable Income for the years ended December 31, 2006, 2005 and 2004
     Statements of Changes in Trust Corpus for the years ended December 31, 2006, 2005 and 2004
     Notes to Financial Statements
Financial Statement Schedules
     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing and the Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing and the Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

No.		Exhibit

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “’ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 27, 2007, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2007, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dominion Resources Black Warrior Trust

By:	Bank of America, N.A., Trustee

By:	/s/ Ron E. Hooper

Ron E. Hooper
Senior Vice President and Administrator
Date: March 15, 2007
(The Registrant has no directors or executive officers.)

Index to Exhibits

No.		Exhibit
3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing and the Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing and the Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “’ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 27, 2007, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2007, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust