Form 10-Q
period 2007-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2007-05-09
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at May 1, 2007: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2006, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2007, the distributable income for the three-month periods ended March 31, 2007 and 2006 and the changes in trust corpus for the three-month periods ended March 31, 2007 and 2006, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of March 31, 2007, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2007 and 2006. These condensed financial statements are the responsibility of the Trustee.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2006, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 13, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2006, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Dallas, Texas
May 8, 2007

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

	March 31, 2007
	(unaudited)	December 31, 2006
ASSETS
Cash and cash equivalents	$80,567	$202,808
Royalty interests in gas properties (less accumulated amortization of $ 126,360,837 and $125,327,500, respectively)	29,456,664	30,490,001

TOTAL ASSETS	$29,537,231	$30,692,809

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable	$134,013	$248,178
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding	29,403,218	30,444,631

TOTAL LIABILITIES AND TRUST CORPUS	$29,537,231	$30,692,809

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Royalty income	$5,706,015	$12,115,232
Interest income	17,575	32,118

	5,723,590	12,147,350
General and administrative expenses	(309,748)	(299,812)

Distributable income	$5,413,842	$11,847,538

Distributable income per unit (7,850,000 units)	$.69	$1.51

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Trust corpus, beginning of period	$30,444,631	$34,582,715
Amortization of royalty interests	(1,033,338)	(1,025,285)
Distributable income	5,413,842	11,847,538
Distributions to unitholders	(5,421,917)	(11,860,808)

Trust corpus, end of period	$29,403,218	$33,544,160

Distributions per unit (7,850,000 units)	$.69	$1.51

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
     Previously, Dominion Resources announced that it would pursue the sale of most of its oil and natural gas exploration and production assets as part of a strategic refocusing. On April 30, 2007, Dominion Resources announced that it has agreed to sell its offshore natural gas and oil exploration and production operations to Eni Petroleum Co. Inc., a subsidiary of Italian energy company Eni (“Eni Petroleum”). Although the assets sold to Eni Petroleum do not include interests in the Underlying Properties, Dominion Resources stated in the press release that it continues to pursue the disposition of its U.S. onshore E&P operations, except those in the Appalachian Basin, as well as its E&P operations in western Canada. It is unclear at the present time whether or when such a sale might take place.
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
     The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Bank of America, N.A., 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.
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
5. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2007.

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
Results of Operations
Three Month Period Ended March 31, 2007 Compared to Three Month Period Ended March 31, 2006
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
     The Trust received royalty income amounting to $5,706,015 during the first quarter of 2007 compared to $12,115,232 during the first quarter of 2006. This revenue was derived from the receipt of cash on production of 913 Mmcf at an average price received of $6.25 per mcf after deducting production taxes of $367,284 compared to 956 Mmcf with an average price of

$12.68 per mcf after deducting production taxes of $779,913 in the first quarter of 2006. For the three-month period ended March 31, 2007, the Trust was negatively impacted by the decrease in natural gas prices, as compared with the three-month period ended March 31, 2006. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did fluctuate proportionately to the decrease in revenue.
     Interest income during the first quarter of 2007 amounted to $17,575 compared to $32,118 for the same period in 2006. This decrease is a result of less funds available for investment.
     Administrative expenses during the first quarter of 2007 amounted to $309,748 compared to $299,812 in the first quarter of 2006. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the first quarter of 2007 as compared to the first quarter of 2006 is primarily due to timing of payments of expenses.
     Distributable income for the first quarter of 2007 was $5,413,842, or $0.69 per Unit, compared to distributable income for the first quarter of 2006 of $11,847,538, or $1.51 per Unit. The Trust made a distribution on March 9, 2007 of $0.690690 per Unit compared to a distribution of $1.510931 per Unit made during the first quarter of 2006.
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
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2007 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2006.
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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2007.

Use of Estimates
     The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.
New Accounting Standards
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the adoption of this new Standard did not impact the financial statements of the Trust.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.

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
Date: May 9, 2007
(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number	Exhibit
31.1 —	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 —	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.