Form 10-Q
period 2007-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2007-08-08
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Number of units of beneficial interest outstanding at August 1, 2007: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2007, the distributable income for the three-month and the six-month periods ended June 30, 2007 and 2006 and the changes in trust corpus for the six-month periods ended June 30, 2007 and 2006, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of June 30, 2007, and for the three-month and six-month periods ended June 30, 2007 and 2006 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 2007, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2007 and 2006 and changes in trust corpus for the six-month periods ended June 30, 2007 and 2006. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
August 3, 2007

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$112,335	$202,808
Royalty interests in gas properties (less accumulated amortization of $127,302,567 and $125,327,500, respectively)	28,514,933	30,490,001

TOTAL ASSETS	$28,627,268	$30,692,809

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable	$135,659	$248,178
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding	28,491,609	30,444,631

TOTAL LIABILITIES AND TRUST CORPUS	$28,627,268	$30,692,809

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Three	the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Royalty income	$5,407,937	$7,929,058
Interest income	19,641	24,379

	$5,427,578	$7,953,437
General and administrative expenses	$(318,632)	$(302,231)

Distributable income	$5,108,946	$7,651,206

Distributable income per unit (7,850,000 units)	$.65	$.98

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Six	the Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Royalty income	$11,113,953	$20,044,291

Interest income	37,215	56,497

	$11,151,168	$20,100,788

General and administrative expenses	(628,381)	(602,043)

Distributable income	$10,522,787	$19,498,745

Distributable income per unit (7,850,000 units)	$1.34	$2.48

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	For	For
	the Six	the Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Trust corpus, beginning of period	$30,444,631	$34,582,715
Amortization of royalty interests	(1,975,067)	(2,021,540)
Distributable income	10,522,787	19,498,745
Distributions to unitholders	(10,500,742)	(19,483,267)

Trust corpus, end of period	$28,491,609	$32,576,653

Distributions per unit (7,850,000 units)	$1.34	$2.48

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	TRUST ORGANIZATION AND PROVISIONS
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
          The Trust is a grantor trust formed to acquire and hold certain overriding royalty interests (the “Royalty Interests”) burdening proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the “Underlying Properties”) owned by the Company. The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust. On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Overriding Royalty Conveyance (the “Conveyance”) dated effective as of June 1, 1994, from the Company to the Trust, in consideration for all of the 7,850,000 authorized units of beneficial interest (“Units”) in the Trust. The Company transferred its Units to its parent, Dominion Energy, Inc., a Virginia corporation, which in turn transferred such Units to its parent, Dominion Resources, which sold 6,850,000 of such Units to the public through various underwriters (the “Underwriters”) in June 1994 and an additional 54,000 Units through the Underwriters in August 1994. The remaining 946,000 Units held by Dominion Resources were sold to the public through certain of the Underwriters in June 1995 pursuant to Post-Effective Amendment No. 1 to the Form S-3 Registration Statement relating to the Units.
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
          On June 4, 2007, the Trust announced that it was notified by Dominion Black Warrior Basin, Inc. (the “Company”) that Dominion Resources, the indirect parent company of the Company, had entered into an agreement with Loews Corporation (“Loews”) for Loews to purchase certain assets and subsidiaries of Dominion Resources, including the Company’s operations in the Black Warrior Basin of Alabama. Dominion Resources has announced that the transaction closed on July 31, 2007.
          The assets sold to Loews included the stock of the Company which owns the interests in the underlying properties that are burdened by the Trusts’ royalty interests. The Trust continues to have ownership in the overriding royalty interests burdening the underlying properties and such sale did not affect that ownership. Dominion Resources has announced that the sale is expected to be closed in August, subject to customary closing conditions and adjustments. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement pursuant to which it provides services to the Trust to HighMount Exploration & Development Alabama LLC, a subsidiary of Loews.
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
          The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of June 30, 2007, no impairment is required.
          The preparation of financial statements in conformity with the basis of accounting described above requires the Trustee to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.
3.	NEW ACCOUNTING STANDARDS
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
4.	FEDERAL INCOME TAXES
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
          Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is not aware of any such items as of June 30, 2007.

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
Results of Operations
Three and Six Month Periods Ended June 30, 2007 Compared to Three and Six Month Periods Ended June 30, 2006
          The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.
          The Trust received royalty income amounting to $5,407,937 during the second quarter of 2007 compared to $7,929,058 during the second quarter of 2006. This revenue was derived from the receipt of cash on production of 831,312 mcf at an average price received of $6.51 per mcf after deducting production taxes of $348,154 compared to 928,484 mcf with an average price of

$8.54 per mcf after deducting production taxes of $510,509 in the second quarter of 2006. The Trust received royalty income amounting to $11,113,953 during the six months ended June 30, 2007 compared to $20,044,291 during the six months ended June 30, 2006. This revenue was derived from the receipt of cash on production of 1,744,386 mcf at an average price received of $6.37 per mcf after deducting production taxes of $715,438 compared to 1,884,025 mcf with an average price of $10.63 per mcf after deducting production taxes of $1,290,042 in the six months ended June 30, 2006. For the three and six-month periods ended June 30, 2007, the Trust was negatively impacted by the decrease in natural gas prices, as compared with the three and six-month periods ended June 30, 2006. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
          Interest income during the second quarter of 2007 amounted to $19,641 compared to $24,379 for the same period in 2006. Interest income during the six months ended June 30, 2007 amounted to $37,216 compared to $56,497 for the six months ended June 30, 2006. This decrease is a result of the offset of the higher interest rates and less funds available for investment.
          Administrative expenses during the second quarter of 2007 amounted to $318,633 compared to $302,231 in the second quarter of 2006. Administrative expenses during the six months ended June 30, 2007 amounted to $628,381 compared to $602,043 for the six months ended June 30, 2006. For this period, these expenses were primarily related to administrative services provided by Dominion Resources and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the second quarter of 2007 as compared to the second quarter of 2006 is primarily due to printing costs.
          Distributable income for the second quarter of 2007 was $5,108,946, or $.65 per Unit, compared to distributable income for the second quarter of 2006 of $7,651,206, or $.98 per Unit. Distributable income for the six months ended June 30, 2007 was $10,522,787, or $1.34 per Unit, compared to $19,498,745, or $2.48 per Unit, for the six months ended June 30, 2006. The Trust made a distribution on June 8, 2007 of $0.646984 per Unit compared to a distribution of $0.971014 per Unit made during the second quarter of 2006.
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
Revenue Recognition
          Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the second quarter of 2007 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the first quarter of 2007.
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
Contingencies
          Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2007.
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

PART II — OTHER INFORMATION
Item 6. Exhibits.

10.1	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama LLC.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES BLACK WARRIOR TRUST

By:	BANK OF AMERICA, N.A., TRUSTEE

By:	/s/ RON E. HOOPER

Ron E. Hooper Senior Vice President and Administrator
Date: August 8, 2007
(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number	Exhibit
10.1 —	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama LLC.

31.1 —	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 —	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.