Form 10-Q
period 2007-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2007-11-09
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2007, the distributable income for the three-month and the nine-month periods ended September 30, 2007 and 2006 and the changes in trust corpus for the nine-month periods ended September 30, 2007 and 2006, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of September 30, 2007, and for the three-month and the nine-month periods ended September 30, 2007 and 2006 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 2007, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2007 and 2006 and changes in trust corpus for the nine-month periods ended September 30, 2007 and 2006. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
November 8, 2007

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)

	September 30, 2007
	(unaudited)	December 31, 2006
ASSETS
Cash and cash equivalents	$146,826	$202, 808
Royalty interests in gas properties (less accumulated amortization of $128,247,539 and $125,327,500, respectively)	27,569,962	30,490,001

TOTAL ASSETS	$27,716,788	$30,692,809

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable	$133,575	$248,178
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding	27,583,213	30,444,631

TOTAL LIABILITIES AND TRUST CORPUS	$27,716,788	$30,692,809

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Three	the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Royalty income	$6,002,853	$5,722,060
Interest income	17,106	15,592

	6,019,959	5,737,652

General and administrative expenses	(205,941)	(192,556)

Distributable income	$5,814,018	$5,545,096

Distributable income per unit (7,850,000 units)	$.74	$.71

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	For	For
	the Nine	the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Royalty income	$17,116,805	$25,766,351

Interest income	54,322	72,089

	$17,171,127	$25,838,440

General and administrative expenses	(834,322)	(794,599)

Distributable income	$16,336,805	$25,043,841

Distributable income per unit (7,850,000 units)	$2.08	$3.19

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	For	For
	the Nine	the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Trust corpus, beginning of period	$30,444,631	$34,582,715
Amortization of royalty interests	(2,920,038)	(2,970,694)
Distributable income	16,336,805	25,043,841
Distributions to unitholders	(16,278,185)	(25,005,853)

Trust corpus, end of period	$27,583,213	$31,650,009

Distributions per unit (7,850,000 units)	$2.07	$3.19

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1. TRUST ORGANIZATION AND PROVISIONS
     Dominion Resources Black Warrior Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the “Trust Agreement”) entered into effective as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., an Alabama corporation which has been converted into a Delaware limited liability company known as HighMount Black Warrior Basin LLC (the “Company”), as grantor, Dominion Resources, Inc., a Virginia corporation (“Dominion Resources”), and Bank of America, N.A., a national banking association (the “Trustee”), and Mellon Bank (DE) National Association, a national banking association (the “Delaware Trustee”), as trustees. The trustees are independent financial institutions.
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
     On July 31, 2007, subsidiaries of HighMount Exploration & Production LLC, which is indirectly wholly-owned by Loews Corporation (“HighMount”), purchased certain assets from subsidiaries of Dominion Resources, including all of the equity interests in the Company which owns the interests in the Underlying Properties that are burdened by the Trusts’ Royalty Interests. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement pursuant to which it provides services to the Trust to HighMount Exploration & Production Alabama LLC, a subsidiary of HighMount (“HighMount Alabama”).
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
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of September 30, 2007, no impairment is required.
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
6. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is not aware of any such items as of September 30, 2007, other than as stated below.
     The Trustee has been informed by the Company that the Trust has been named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property, and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. At the time of filing of this Form 10-Q, the Trustee does not have sufficient information to make a determination as to the materiality of this litigation.
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
     The Trust makes quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests burdening the Underlying Properties. The Royalty Interests owned by the Trust burden the interest in the Underlying Properties that is owned by the Company, an indirect wholly owned subsidiary of HighMount.

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
Results of Operations
Three and Nine Month Periods Ended September 30, 2007 Compared to Three and Nine Month Periods Ended September 30, 2006
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.
     The Trust received royalty income amounting to $6,002,853 during the third quarter of 2007 compared to $5,722,060 during the third quarter of 2006. This revenue was derived from the receipt of cash on production of 834 MMcf at an average price received of $7.20 per mcf after deducting production taxes of $386,375 compared to 885 MMcf with an average price of $6.47 per mcf after deducting production taxes of $368,392 in the third quarter of 2006. The Trust received royalty income amounting to $17,116,805 during the nine months ended September 30, 2007 compared to $25,766,351 during the nine months ended September 30, 2006. This revenue was derived from the receipt of cash on production of 2,579 MMcf at an average price received of $6.64 per mcf after deducting production taxes of $1,101,812 compared to 2,769 MMcf with an average price of $9.31 per mcf after deducting production taxes of $1,658,814 in the nine months ended September 30, 2006. For the nine-month period ended September 30, 2007, the Trust was negatively impacted by the decrease in natural gas prices, as compared with the nine-month period ending September 30, 2006. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
     Interest income during the third quarter of 2007 amounted to $17,106 compared to $15,592 for the same period in 2006 due to higher interest rates and more funds available for investment. Interest income during the nine months ended September 30, 2007 amounted to $54,322 compared to $72,089 for the nine months ended September 30, 2006. This decrease is a result of fewer funds available for investment in 2007 than in 2006.
     Administrative expenses during the third quarter of 2007 amounted to $205,941 compared to $192,556 in the third quarter of 2006. Administrative expenses during the nine months ended September 30, 2007 amounted to $834,322 compared to $794,599 for the nine months ended September 30, 2006. For this period, these expenses were primarily related to administrative services provided by Dominion Resources, HighMount Alabama, the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of quarterly reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the third quarter of 2007 as compared to the third quarter of 2006 is primarily due to increased Unitholder mailing expense.
     Distributable income for the third quarter of 2007 was $5,814,018, or $.74 per Unit, compared to distributable income for the third quarter of 2006 of $5,545,096, or $.71 per Unit. Distributable income for the nine months ended September 30, 2007 was $16,336,805, or $2.08 per Unit, compared to $25,043,841, or $3.19 per Unit, for the nine months ended September 30, 2006. The Trust made a distribution on September 7, 2007 of $0.735980 per Unit compared to a distribution of $0.703514 per Unit made during the third quarter of 2006.
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
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the third quarter of 2007 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the second quarter of 2007.
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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is not aware of any such items as of September 30, 2007, other than as stated below.
     The Trustee has been informed by the Company that the Trust has been named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property, and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. At the time of filing of this Form 10-Q, the Trustee does not have sufficient information to make a determination as to the materiality of this litigation.
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
Trustee Brand Change
     On October 15, 2007, The Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management” as a result of Bank of America’s acquisition of U.S. Trust Corporation. This change is a brand name change only and the legal entity that serves as the Trustee for the Trust will continue to be Bank of America, N.A.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     The Trustee has been informed by the Company that the Trust has been named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property, and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. At the time of filing of this Form 10-Q, the Trustee does not have sufficient information to make a determination as to the materiality of this litigation.
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
     Date: November 9, 2007
(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number		Exhibit
31.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.