Form 10-K
period 2007-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2008-03-14
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $193,816,500.
At March 10, 2008, there were 7,850,000 units of beneficial interest outstanding.
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
          “Assignment and Assumption Agreement” means the Assignment and Assumption Agreement dated as of July 31, 2007, between Dominion Resources and HighMount Alabama, a copy of which is filed as an exhibit to this Form 10-K.
          “Bcf” means billion cubic feet of natural gas.
          “Btu” means British Thermal Unit, the common unit of gross heating value measurement for natural gas.
          “Code” means the Internal Revenue Code of 1986, as amended.
          “Company” means HighMount Black Warrior Basin LLC, a Delaware limited liability company, as successor to Dominion Black Warrior Basin, Inc., an Alabama corporation.
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
          “Grantor Trust” means a trust as to which the grantor is treated as the owner of the trust income and corpus under the applicable provisions of the Code and the Treasury Regulations thereunder.
          “Gross Proceeds” means the aggregate amounts received by the Company Interests Owner attributable to the Company Interests from the sale of Subject Gas at the central delivery points in the gathering system for the Underlying Properties.
          “Gross Wells” means the total whole number of gas wells without regard to ownership interest.
          “HighMount” means HighMount Exploration & Production LLC, a Delaware limited liability company, which is indirectly wholly-owned by Loews Corporation.
          “HighMount Alabama” means HighMount Exploration & Production Alabama LLC, a Delaware limited liability company, which is wholly-owned by HighMount.
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
          “Ralph E. Davis & Associates” means Ralph E. Davis & Associates, independent petroleum engineers.
          “Reserve Estimate” means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2008, prepared by Ralph E. Davis & Associates.
          “Royalty Interests” means the overriding royalty interests conveyed to the Trust pursuant to the Conveyance entitling the holder thereof to 65 percent of the Gross Proceeds derived from the Company Interests.
          “Sonat Marketing” means Sonat Marketing Company, a Delaware Corporation.
          “Subject Gas” means Gas attributable to the Company Interests.
          “Treasury Regulations” means the United States treasury regulations promulgated under the Code.
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
          On July 31, 2007, subsidiaries of HighMount purchased certain assets from subsidiaries of Dominion Resources, including all of the equity interests in the Company which owns the interests in the Underlying Properties that are burdened by the Trusts’ Royalty Interests. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement to HighMount Alabama, a subsidiary of HighMount.
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
          The Royalty Interests are passive in nature and neither the Trustee nor the Delaware Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Company does not have any contractual commitment to the Trust to develop further the Underlying Properties or to maintain its ownership interest in any of the Underlying Properties. The Company may sell the Company Interests subject to and burdened by the Royalty Interests and, absent certain conditions having been met, with the continuing benefit of HighMount Alabama’s assurances. For a description of the Underlying Properties, the Royalty Interests and other information relating to such properties, see “Properties—The Royalty Interests.”
          The Trust Agreement authorizes the Trustee to take such action as in its judgment is necessary, desirable or advisable to best achieve the purposes of the Trust. The Trustee is empowered by the Trust Agreement to employ consultants and agents (including the Company) and to make payments of all fees for services or expenses out of the assets of the Trust. The Trustee is authorized to agree to modifications of the terms of the Conveyance and to settle disputes with respect thereto, so long as such modifications or settlements do not result in the treatment of the Trust as an association taxable as a corporation for federal income tax purposes and such modifications or settlements do not alter the nature of the Royalty Interests as a right to receive a share of production or the proceeds of production from the Underlying Properties, which, with respect to the Trust, are free of any operating rights, expenses or obligations. The Trust Agreement provides that cash being held by the Trustee as a reserve for liabilities or for distribution at the next distribution date will be placed in demand deposit accounts, U.S. government obligations, repurchase agreements secured by such obligations or certificates of deposit, but the Trustee is otherwise prohibited from acquiring any asset other than the Royalty Interests and cash proceeds therefrom or engaging in any business or investment activity of any kind whatsoever. The Trustee may deposit funds awaiting distribution in an account with the Trustee provided the interest rate paid equals the interest rate paid by the Trustee on similar deposits.

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
Transfer of Royalty Interests
          Prior to the termination of the Trust, the Trustee is not authorized to sell or otherwise dispose of all or any part of the Royalty Interests. The Trustee is authorized and directed to sell and convey the Royalty Interests without Unitholder approval upon termination of the Trust. No Unitholder approval for sales or dispositions upon termination is required even though they may constitute a disposition of all or substantially all the assets of the Trust. Any sales upon termination may be made to HighMount Alabama or its affiliates. See “—Termination and Liquidation of the Trust.”
Liabilities of the Trust
          Because of the passive nature of the Trust assets and the restrictions on the activities of the Trustee, the only liabilities the Trust has incurred are those for routine administrative expenses, such as trusteeship fees and accounting, engineering, legal and other professional fees and the administrative services fee paid to HighMount Alabama. If a court were to hold that the Trust is taxable as a corporation for federal income tax purposes, then the Trust would incur substantial federal income tax liabilities. See “Federal Income Tax Considerations.”
Liabilities of the Trustee and the Delaware Trustee
          Each of the Trustee and the Delaware Trustee may act in its discretion and is personally or individually liable only for fraud or acts or omissions in bad faith or that constitute gross negligence (and for taxes, fees and other charges on, based on or measured by any fees, commissions or compensation received pursuant to the Trust Agreement) and will not be otherwise liable for any act or omission of any agent or employee unless such Trustee has acted in bad faith or with gross negligence in the selection and retention of such agent or employee. Each of the Trustee and the Delaware Trustee (and their respective agents) is indemnified by HighMount Alabama and from the Trust assets for certain environmental liabilities, and for any other liability, expense, claim, damage or other loss incurred in performing its duties, unless resulting from gross negligence, fraud or bad faith (each of the Trustee and the Delaware Trustee is indemnified from the Trust assets against its own negligence that does not constitute gross negligence), and will have a first lien upon the assets of the Trust as security for such indemnification and for reimbursements and compensation to which it is entitled; provided that the Trustee and the Delaware Trustee are generally required to first be indemnified from the Trust assets before seeking indemnification from HighMount Alabama. HighMount Alabama also has agreed to indemnify the Trustee and the Delaware Trustee against liabilities under certain securities laws. Neither the Trustee nor the Delaware Trustee is entitled to indemnification from Unitholders (except in connection with lost or destroyed Unit certificates). Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), is permitted to the Trustee pursuant to the foregoing provisions, the Trustee has been informed that in the opinion of the Securities and Exchange Commission (the “Commission”), such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.
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
          The Trust may terminate without Unitholder approval. Unitholders are not entitled to any rights of appraisal or similar rights in connection with the termination of the Trust. The sale of the remaining Royalty Interests and the termination of the Trust will be taxable events to the Unitholders. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and his adjusted basis in such Units. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed herein under “Business – Federal Income Tax Considerations” and “Business – State Tax Considerations.” Each Unitholder should consult his own tax advisor regarding Trust tax compliance matters, including federal and state tax implications concerning the sale of the Royalty Interests and the termination of the Trust.
Arbitration and Actions by Unitholders
          Pursuant to the Trust Agreement and the Assignment and Assumption Agreement, any dispute, controversy or claim that may arise between or among HighMount Alabama or the Company, on the one hand, and the Trustee, the Delaware Trustee or the Trust, on the other hand, in connection with or otherwise relating to the Trust Agreement or the Conveyance or the application, implementation, validity or breach thereof or any provision thereof, shall be settled by final and binding arbitration in Dallas, Texas in accordance with the Rules of Practice and Procedure for the arbitration of commercial disputes of Judicial Arbitration & Mediation Services, Inc. (or any successor thereto) then in effect. The Administrative Services Agreement also includes a provision that will require HighMount Alabama and the Trustee and the Trust to submit any dispute regarding such contract to alternative dispute resolution before litigating such matter.

          The Trust Agreement requires under certain circumstances that the Trustee and the Trust pursue any claims against HighMount Alabama and the Company with respect to any breach by HighMount Alabama and the Company of the terms of the Conveyance or the Trust Agreement (and requires that any such claims be brought in arbitration), without the joinder of any Unitholder. The Trust Agreement does not provide for any procedure allowing Unitholders to bring an action on their own behalf to enforce the rights of the Trust under the Conveyance and, except in the case of the failure of the Trustee to enforce certain performance obligations of HighMount Alabama to the Trust, does not provide for any procedure allowing Unitholders to direct the Trustee to bring an action on behalf of the Trust to enforce the Trust’s rights under the Conveyance. Each Unitholder has a statutory right, however, under Section 3816 of the Delaware Code to bring a derivative action in the Delaware Court of Chancery on behalf of the Trust to enforce the rights of the Trust if the Trustee has refused to bring the action or if an effort to cause the Trustee to bring the action is not likely to succeed. The procedures for the arbitration of disputes enumerated in the Trust Agreement neither bar nor restrict the statutory right of any Unitholder under Section 3816 of the Delaware Code to bring a derivative action.
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
          In the event that any Unitholder was successful in bringing a derivative action on behalf of the Trust to enforce rights on behalf of the Trust against HighMount Alabama or the Company, then such Unitholder could, on behalf of the Trust, pursue such rights against HighMount Alabama or the Company, as the case may be, in the Delaware Chancery Court. The Trust Agreement does not require, and expressly provides that it shall not be construed to require, arbitration of a claim or dispute solely between the Trustee and the Delaware Trustee or of any claim or dispute brought by any person or entity, including, without limitation, any Unitholder (whether in its own right or through a derivative action in the right of the Trust) who is not a party to the Trust Agreement.
          The right of a Unitholder to bring a derivative action on behalf of the Trust with respect to HighMount Alabama’s obligation to cure certain deficiencies under the Trust Agreement is subject to the restriction that such right may only be exercised by Unitholders owning of record not less than 25 percent of the Units then outstanding (treated as a single class) and then only absent action by the Trustee to enforce any such obligation within 10 days following receipt by the Trustee of a written request served upon the Trustee by such Unitholders to take such action. In such an event, Unitholders owning of record not less than 25 percent of the Units then outstanding may, acting as a single class and on behalf of the Trust, seek to enforce such obligations. See “Properties—The Royalty Interests— HighMount Alabama’s Assurances.”
DESCRIPTION OF UNITS
          Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2008, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.
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
Conditional Right of Repurchase
          The Trust Agreement provides that Dominion Resources (and any of its successors and affiliates) has the right to repurchase all (but not less than all) outstanding Units at any time at which 15 percent or less of the outstanding Units are owned by persons or entities other than Dominion Resources and its affiliates. Subject to the following sentence, any such repurchase would be at a price equal to the greater of (i) the highest price at which Dominion Resources or any of its affiliates acquired Units during the 90 days immediately preceding the date (the “Determination Date”) that is three New York Stock Exchange (“NYSE”) trading days prior to the date on which notice of such exercise is delivered to the Unitholders and (ii) the average closing price of Units on the NYSE for the 30 trading days immediately preceding the Determination Date. If Dominion Resources or any of its affiliates acquires Units (other than an acquisition from Dominion Resources or any affiliate) during the period that is three NYSE trading days after the Determination Date at a price per Unit greater than that at which an acquisition was made during the 90-day period referred to in clause (i) of the preceding sentence, then for purposes of clause (i) of the preceding sentence the highest price used therein will be such greater price. Any such repurchase would be conducted in accordance with applicable federal and state securities laws.
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
          Dominion Resources assigned its rights under the Trust Agreement to HighMount Alabama pursuant to the Assignment and Assumption Agreement.
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

Periodic Reports
          The Trustee causes a reserve report to be prepared for the Trust (by a firm of independent petroleum engineers mutually selected by the Trustee and the Company) each year showing estimated proved natural gas reserves and other reserve information attributable to the Royalty Interests as of December 31 of such year. Such reserve reports show estimated future net revenues and the net present value (discounted at 10 percent) of the estimated future net revenues (using the year-end market or applicable contract price as of December 31 as appropriate) from proved reserves attributable to the Royalty Interests. The costs of the reserve reports are paid by the Trust and constitute an administrative expense. The Trustee also provides to HighMount Alabama and the Company, within 15 days after the end of each calendar quarter, a written itemized report showing all administrative costs of the Trust paid during such quarter.
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
          Meetings of Unitholders may be called by the Trustee or by Unitholders owning not less than 10 percent of the outstanding Units. In addition, the Delaware Trustee may call such a meeting but only for the purpose of appointing a successor to it upon its resignation. All meetings of Unitholders will be held in Dallas, Texas. Written notice of every such meeting setting forth the time and place of the meeting and the matters proposed to be acted upon will be given not more than 60 days nor less than 20 days before such meeting is to be held to all of the Unitholders of record at the close of business on a record date selected by the Trustee, which record date will not be more than 60 days before the date of such meeting. The presence in person or by proxy of Unitholders representing a majority of the outstanding Units is necessary to constitute a quorum. Each Unitholder is entitled to one vote for each Unit owned by such Unitholder. The Trustee will call such meetings to consider amendments, waivers, consents and other changes relating to the Conveyance, if requested in writing by the Company or Dominion HighMount Alabama. No matter other than that stated in the notice of the Unitholder meeting will be voted on and no action by the Unitholders may be taken without a meeting.
          Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendments of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Trustee or the Delaware Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. Without the written consent of HighMount Alabama and the approval of not less than 66 2/3 percent of the outstanding Units, no provision of the Trust Agreement may be amended with respect to (a) the sale or disposition of all or any part of the Trust estate, including the Royalty Interests, except as specifically provided in the Trust Agreement; (b) termination of the Trust and the disposition of Trust assets upon liquidation of the Trust; or (c) the Company’s right of first refusal with respect to the purchase of any remaining Royalty Interests upon termination of the Trust. Without the written consent of HighMount Alabama and the approval of a majority of the outstanding Units, no amendment may be made to the Trust Agreement that would alter HighMount Alabama’s conditional right to repurchase all outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than HighMount Alabama or its affiliates. Additionally, any amendment that increases the obligations, duties or liabilities of or affects the rights of the Trustee or the Delaware Trustee must be consented to by such entity. The Trustee, the Delaware Trustee, HighMount Alabama and the Company may, without approval of Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of Unitholders. In addition, (i) HighMount Alabama may direct the Trustee to change the name of the Trust without approval of Unitholders and (ii) in the event that a business purpose of the Trust is found or deemed to exist by any taxing or other authority on which finding any taxation authority might rely, the Trustee is authorized to amend or delete and, subject to the receipt of an opinion of counsel reasonably satisfactory to the Trustee, the Trustee, the Delaware Trustee, HighMount Alabama and the Company will amend or delete any provision of the Trust Agreement or take such other action as may be necessary to eliminate such business purpose, without approval of Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Conveyance and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under “Description of the Trust—Termination and Liquidation of the Trust,” all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.

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

Classification and Taxation of the Trust	The Trust is a Grantor Trust for federal tax purposes and not an association taxable as a corporation. As a Grantor Trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with each such Unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2007, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent and future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

Individuals may deduct “miscellaneous itemized deductions” (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a Grantor Trust, like the Trust.

Treatment of the Royalty Interests	Each Royalty Interest is a nonoperating economic interest in an Underlying Property because it is a right to a fixed percentage of the gross proceeds from the sale of gas as, if and when produced from such properties, the right endures for the economic life of the burdened reserves and the right is not required to bear any cost of developing or producing such gas.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalty Interests (or, if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the Royalty Interests is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Code, the taxpayer generally must recapture the amount deducted for depletion in ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury Regulations govern dispositions of property after March 13, 1995. The IRS will likely take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the Code for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.

Tax Shelter Registration	The Trust is registered as a “tax shelter,” and its tax shelter registration number is 94-277000355. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income and depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See third paragraph under “Description of Units—Periodic Reports.”

WHFIT Reporting Requirements	The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Bank of America, N.A., 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information beginning with the 2008 tax year in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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
          The Alabama Department of Revenue (the “DOR”) has issued a letter ruling that permits the Trust to file a “composite income tax return” on behalf of all Unitholders who are not residents of Alabama. The filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for each of the years 1995-2006 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2007 and each year thereafter for so long as the composite return does not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2007. Accordingly, no Alabama state income tax is due under the 2007 return.
          No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2007 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, “Nonresident Unitholders” will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year that shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as “Resident Unitholders.”
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
Alabama Business Privilege Tax
          Alabama previously imposed a franchise tax on domestic corporations and foreign corporations doing business in Alabama, under a broad definition of “corporation” in the state constitution, based on the amount of a corporation’s “capital employed” in the state. In reliance upon the representations and assumptions set forth in the Prospectus and on a private letter ruling issued June 10, 1994, by the DOR as to the offering of the Units, special Alabama tax counsel to the Company opined in connection with each of the Public Offerings that the Trust was not subject to Alabama franchise tax. Although the Alabama Commissioner of Revenue has the authority to revoke retroactively DOR rulings under certain limited circumstances, special Alabama tax counsel did not believe, based on the above representations and assumptions, that those circumstances existed with respect to the Company’s private letter ruling. HighMount Alabama agreed to indemnify the Trust against any resulting Alabama franchise tax imposed on the Trust.
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
          While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder, the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the

Trust. The Company has informed the Trust that it has budgeted approximately $111,000 during 2008 for anticipated expenditures related to compliance with environmental laws.
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
          The Trust’s revenues and distributions to Unitholders will be primarily dependent on the sales prices for Gas produced from the Underlying Properties and the quantities of Gas sold. Natural gas prices have historically been volatile and are likely to continue to be volatile. Price volatility and the risk of production curtailment make it difficult to estimate the future levels of cash distributions to Unitholders or the value of the Units. Since the termination of the Gas Purchase Agreement, a gas sales contract was entered into with Sequent Energy for base load gas for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for the period of April 1, 2006 through October 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract has been entered into with Coral Energy for base load gas for the period of April 1, 2007 through October

31, 2007. It is anticipated that any additional gas above the base load will be sold on the spot market to various purchasers. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. Any gas above the base load was or will be sold on the spot market to various purchasers. HighMount has informed the Trustee that it anticipates negotiating a similar contract for a period beginning April 1, 2008 with a credit worthy counterparty. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and HighMount Alabama.

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
The obligations of HighMount Alabama to pay certain amounts if they are not paid by the Company may terminate upon a sale by the Company of its interests in the Underlying Properties or a sale by HighMount Alabama of its equity ownership interest in the Company.

     HighMount Alabama has agreed to assume Dominion Resources’ obligations in the Trust Agreement to pay (i) all liabilities and operating and capital expenses that any Company Interests Owner becomes obligated to pay as a result of the Company Interests Owner’s obligations under the Conveyance and (ii) the obligations of the Company to indemnify the Trust and the Trustees for certain environmental liabilities. HighMount Alabama’s obligations will terminate, among other times, upon (i) the sale or other transfer by the Company of all or substantially all of its interest in the Underlying Properties or (ii) the sale or other transfer of a majority of HighMount Alabama’s direct or indirect equity ownership interests in the Company. However, in these circumstances, HighMount Alabama’s obligations will terminate only if (a) the transferee has a specified credit rating or the transferee, together with any affiliate that guarantees its obligations, does not have a rating assigned to its unsecured long-term debt from a nationally recognized statistical rating organization but has a specified net worth or (b) the transferee is approved by a majority of the Unitholders.
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
     The Trustee must sell the Royalty Interests if the holders of 66% or more of the Units approve the sale or vote to terminate the Trust. The Trustee must also sell the Royalty Interests if the ratio of cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters or if the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million. Sale of all of the Royalty Interests will terminate the Trust. The net proceeds of any sale will be distributed to Unitholders. “Business — Description of the Trust - Termination and Liquidation of the Trust” discusses the tax consequences that may result to Unitholders in the event Trust assets are sold and the Trust is terminated.
Unitholders have limited voting rights.
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
          The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by Dominion Black Warrior Basin, Inc. in accordance with the Operating Agreement. See “—Operation of Properties.” The Underlying Properties comprise 34,212 gross acres of land in an area approximately 5 miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2007, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.
          On July 31, 2007, subsidiaries of HighMount purchased certain assets from subsidiaries of Dominion Resources, including all of the equity interests in the Company which owns the interests in the Underlying Properties that are burdened by the Trusts’ Royalty Interests. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement to HighMount Alabama, a subsidiary of HighMount.
          Well Count and Acreage Summary. The following table shows as of December 31, 2007, the gross and net producing wells and acres for the Company Interests. The net wells and acres are determined by multiplying the Gross Wells or acres by the Company Interests Owner’s Working Interest in the wells or acres.

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

          Curtailments. The Company has advised the Trust that, on November 25, 2005, a compressor fire decreased deliverability by approximately 3,300 MMBtu per day through December 22, 2005. Other than during this designated period of time, production from the Underlying Properties was not curtailed for any reason other than for routine maintenance in 2007.
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
Reserve Estimate
          Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 2008, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

As of
Royalty Interests	January 1, 2008

Net Proved Natural Gas Reserves (MMcf)(a):
Developed Producing	22,597,416
Estimated Future Net Revenues (in thousands) (a)(b):
2008	17,739,646
2009	16,052,374
2010	14,073,969
2011	12,352,288
2012	10,843,028
Thereafter	70,107,429

Total	$141,168,734

Total Discounted at 10 Percent	$84,848,680

(a)	The estimates of reserves and future net revenues summarized in this table are based upon a price of $7.224 per Mcf, which represented the market price for gas in their fields as of December 31, 2007. This price may not be the most representative price for estimating reserves or related future net revenues data.

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
          The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust, and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 2.8 Bcf in 2008 to 1.7 Bcf in 2012.
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
Natural Gas Sales Prices and Production
          The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the years ended December 31, 2007, December 31, 2006 and December 31, 2005.

	Year ended December 31,
	2007	2006	2005
Production attributable to the Royalty Interests (Bcf)	3.3	3.7	4.6
Weighted average property, production and related taxes (per Mcf)	.42	$0.44	$0.42
Average Contract Price (per Mcf)	$6.97	$9.12	$6.99
Gas Purchase Agreement
          El Paso, successor to Sonat Marketing, was required under the Gas Purchase Agreement to purchase the Gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004.
          Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas for the period of November 1, 2004 through March 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with Sequent Energy for base load gas for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract has been entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. It is anticipated that any additional gas above the base load will be sold on the spot market to various purchasers. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. Any gas above the base load was or will be sold on the spot market to various purchasers. HighMount has informed the Trustee that it anticipates negotiating a similar contract for a period beginning April 1, 2008 with a credit worthy counterparty. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and HighMount Alabama.

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
Sale and Abandonment of Underlying Properties
          The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2007, none of the wells included in the Underlying Properties had been plugged and abandoned.
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
HighMount Alabama’s Assurances
          Pursuant to the Assignment and Assumption Agreement, HighMount Alabama agreed to assume the obligations of Dominion Resources pursuant to the Trust Agreement to cause each of the following obligations to be paid in full when due: (i) all liabilities and operating and capital expenses that any Company Interests Owner becomes obligated to pay as a result of such Company Interests Owner’s obligations under the Conveyance and (ii) the obligations of the

Company to indemnify the Trust, the Trustee and the Delaware Trustee for certain environmental liabilities under the Trust Agreement (collectively, the “Payment Obligations”).
          The Trustee may, at any time after the tenth day following receipt by HighMount Alabama of written notice from the Trustee that a Payment Obligation has not been paid when due, make demand of HighMount Alabama for payment stating the amount due. HighMount Alabama is obligated to cure any failure to pay the obligation within 10 days following receipt of the foregoing demand. After written request of the Unitholders owning of record not less than 25 percent of the Units then outstanding served upon the Trustee, and absent action by the Trustee within 10 days following receipt by the Trustee of such written request to enforce such obligations for the benefit of the Trust, such Unitholders may, acting as a single class and on behalf of the Trust, seek to enforce HighMount Alabama’s performance obligations.
          All of HighMount Alabama’s obligations will terminate upon: (i) the termination and cancellation of the Trust, (ii) the sale or other transfer by the Company of all or substantially all of the Company’s interest in the Underlying Properties subject to the terms of the Trust Agreement and (iii) the sale or other transfer of a majority of HighMount Alabama’s direct or indirect equity ownership interest in the Company; provided that, with respect to clauses (ii) and (iii) above, HighMount Alabama’s obligations will terminate only if: (a) the transferee has a specified credit rating or the transferee together with an affiliate that guarantees the transferee’s obligations has not less than a specified net worth or (b) the transferee is approved by the holders of a majority of the outstanding Units; and provided further, that in the case of clauses (ii) or (iii) above the transferee also unconditionally agrees in writing, in form and substance reasonably satisfactory to the Trustee, to assume HighMount Alabama’s remaining obligations under the Trust Agreement with respect to the assets transferred and under the Administrative Services Agreement.
Title to Properties
          Alabama counsel to the Company has opined that the Company’s title to its interest in the Underlying Properties, and the Trust’s title to the Royalty Interests, are good and defensible in accordance with standards generally accepted in the natural gas industry, subject to such exceptions that, in the opinion of Alabama counsel, are not so material as to detract substantially from the use or value of the Company Interests or the Royalty Interests.
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
Item 3. Legal Proceedings.
          The Trustee has been informed by the Company that the Trust has been named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc.,

et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property, and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. At the time of filing of this Form 10-K, the Trustee does not have sufficient information to make a determination as to the materiality of this litigation.
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

	Price		Distribution
	High	Low	per Unit
2007
First Quarter	$28.00	$22.50	$0.690690
Second Quarter	$27.70	$24.00	.646984
Third Quarter	$26.19	$19.27	.735980
Fourth Quarter	$24.00	$17.20	.603337
2006
First Quarter	$51.10	$38.00	$1.510931
Second Quarter	$46.00	$36.20	.971014
Third Quarter	$39.40	$27.12	.703514
Fourth Quarter	$31.50	$26.00	.693086
          At March 1, 2008, there were 7,850,000 Units outstanding and approximately 465 Unitholders of record.
          The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.
Item 6. Selected Financial Data.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Royalty Income	$21,962,082	$31,403,042	$31,918,416	$24,340,315	$20,746,843
Distributable Income	$20,912,169	$30,467,067	$31,029,034	$23,449,768	$19,835,642
Distributable Income per Unit	$2.66	$3.88	$3.95	$2.99	$2.53
Distributions per Unit	$2.68	$3.88	$3.95	$2.99	$2.53
Total Assets, December 31	$26,676,808	$30,692,809	$34,838,807	$39,946,530	$44,820,393
Total Corpus, December 31	$26,353,024	$30,444,631	$34,582,715	$39,819,581	$44,689,580

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
          The year 2007 marked the thirteenth full year of the existence of the Trust. The Trust received royalty income amounting to $21,962,082 during the year ended December 31, 2007, compared to $31,403,042 for 2006 and $31,918,416 for 2005 primarily due to the decline of production in 2007 and a significant decrease in prices at beginning of 2007 from 2006. The royalty income received by the Trust was net of the Royalty Interests’ allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 2007 increased to $1,120,031, compared to $1,028,746 for 2006 and $953,510 for 2005. Distributable income for the year ended December 31, 2007 was $20,912,169, or $2.66 per Unit, compared to $30,467,067, or $3.88 per Unit, for 2006 and $31,029,034, or $3.95 per Unit, for 2005. The increase in administrative expenses in 2007 compared to 2006 was primarily the result of higher professional fees related to Sarbanes-Oxley compliance other and other legal matters. The increase from 2005 to 2006 was primarily the result of higher professional fees related to Sarbanes-Oxley compliance.

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
          Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2007, 2006 and 2005, was based on production volumes and natural gas prices for the periods from October 1, 2006 to September 30, 2007, October 1, 2005 to September 30, 2006 and October 1, 2004 to September 30, 2005, respectively.
          The following table sets forth the production volumes attributable to the Trust’s Royalty Interests and the average sales Price and Index Price for such production for the periods indicated. These Assets are mature natural gas properties and production should decline in the latter years.

	For 12 Months Ended
	September 30,
	2007	2006	2005
Production (Bcf)(1)	3.402	3.665	4.820
Production (MMBtu)(2)	3.415	3.692	4.860
Average Contract Price Received ($/MMBtu)	$6.84	$8.98	$6.99
Average Index Price ($/MMBtu)	$7.07	$9.22	$7.13

(1)	Billion cubic feet of natural gas.

(2)	Trillion British Thermal Units.
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

          Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas for the period of November 1, 2004 through March 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with Sequent Energy for base load gas for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract has been entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. It is anticipated that any additional gas above the base load will be sold on the spot market to various purchasers. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. Any gas above the base load was or will be sold on the spot market to various purchasers. HighMount has informed the Trustee that it anticipates negotiating a similar contract for a period beginning April 1, 2008 with a credit worthy counterparty. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and HighMount Alabama.
          The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2007, 2006 and 2005, by independent petroleum engineers. The reserve quantities of 22.6 Bcf for 2007 compared to 26.9 Bcf for 2006 and compared to 33.3 Bcf for 2005, reflect a decline in reserves between 2005 and 2006 and between 2006 and 2007 as a result of production and a significant change in prices which affects the change in quantities. See “Financial Statements and Supplementary Data — Notes to Financial Statements— Note 8.”
Critical Accounting Policies and Estimates
          The Trust’s financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations.
1. New Accounting Pronouncements
          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no such financial instruments and accordingly, the adoption of this new Standard did not impact the financial statements of the Trust.

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
          In December 2007 the FASB issued SFAS No. 141(R), Business Combinations. This statement requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition);

establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. This statement requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
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

3. Impairment
          The net amount of Royalty Interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of Royalty Interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the Trust corpus. As of December 31, 2007, no impairment is required.
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
6. Contingencies
          Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2007, other than as stated below.
          The Trustee has been informed by the Company that the Trust has been named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property, and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. At the time of filing of this Form 10-K, the Trustee does not have sufficient information to make a determination as to the materiality of this litigation.
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

Tabular Disclosure of Contractual Obligations.

		Payments Due by Period
		Less than 1	1 - 3	3-5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years
Distribution declared subsequent to year end	$5,114,275	$5,114,275	0	0	0
Total	$5,114,275	$5,114,275	0	0	0
          The above payable relates to distributions declared February 19, 2008 and payable March 10, 2008 to unitholders of record on February 29, 2008.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A, Trustee:
We have audited the accompanying statements of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2007 and 2006, and the related consolidated statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2007 and 2006, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2007, on the basis of accounting described in Note 2.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion on the Trust’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Dallas, TX
March 11, 2008

DOMINION RESOURCES BLACK WARRIOR TRUST
FINANCIAL STATEMENTS
Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$176,204	$202,808
Royalty interests in gas properties (less accumulated amortization of $129,316,896 and $125,327,500, respectively)	26,500,604	30,490,001

Total Assets	$26,676,808	$30,692,809

LIABILITIES AND TRUST CORPUS
Trust expenses payable	$323,784	$248,178
Trust corpus (7,850,000 units of beneficial interest authorized, issued and outstanding)	26,353,024	30,444,631

Total Liabilities and Trust Corpus	$26,676,808	$30,692,809

Statements of Distributable Income

	Year Ended December 31,
	2007	2006	2005
Royalty income	$21,962,082	$31,403,042	$31,918,416
Interest income	70,118	92,771	64,128

	22,032,200	31,495,813	31,982,544
General and administrative expenses	(1,120,031)	(1,028,746)	(953,510)

Distributable income	$20,912,169	$30,467,067	$31,029,034

Distributable income per unit (7,850,000 units)	$2.66	$3.88	$3.95

Distributions per unit	$2.68	$3.88	$3.95

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2007	2006	2005
Trust corpus, beginning of period	$30,444,631	$34,582,715	$39,819,581
Amortization of Royalty Interests	(3,989,396)	(4,158,573)	(5,171,366)
Distributable income	20,912,169	30,467,067	31,029,034
Distributions to Unitholders	(21,014,380)	(30,446,578)	(31,094,534)

Trust corpus, end of period	$26,353,024	$30,444,631	$34,582,715

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
Years Ended December 31, 2007, 2006 and 2005
1. Trust Organization and Provisions
          Dominion Resources Black Warrior Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the “Trust Agreement”), entered into effective as of May 31, 1994, among Dominion Black Warrior Basin, Inc., an Alabama corporation, as trustor; Dominion Resources, Inc., a Virginia corporation (“Dominion Resources”); and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the “Trustee”); and Mellon Bank (DE) National Association, a national banking association (the “Delaware Trustee”), as trustees. The Trustees are independent financial institutions.
          The Trust is a grantor trust formed to acquire and hold certain overriding royalty interests (the “Royalty Interests”) burdening proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the “Underlying Properties”) owned by HighMount Black Warrior Basin LLC, a Delaware limited liability company, as successor to Dominion Black Warrior Basin, Inc. (the “Company”). The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust. On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Overriding Royalty Conveyance (the “Conveyance”), effective as of June 1, 1994, from the Company to the Trust, in consideration for all the 7,850,000 authorized units of beneficial interest (“Units”) in the Trust. The Company transferred all the Units to its parent, Dominion Energy, Inc., a Virginia corporation (“Dominion Energy”), which in turn transferred all the Units to its parent, Dominion Resources, Inc., a Virginia corporation (“Dominion Resources”), which sold an aggregate of 6,904,000 Units to the public through various underwriters (the “Underwriters”) in June and August 1994 and the remaining 946,000 Units through certain of the Underwriters in June 1995.
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
          On July 31, 2007, subsidiaries of HighMount purchased certain assets from subsidiaries of Dominion Resources, including all of the equity interests in the Company which owns the interests in the Underlying Properties that are burdened by the Trusts’ Royalty Interests. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement to HighMount Alabama, a subsidiary of HighMount.
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
Impairment
          The net amount of Royalty Interests in Gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of Royalty Interests in Gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the Trust corpus. As of December 31, 2007, no impairment is required.
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
New Accounting Pronouncements
          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no such financial instruments and accordingly, the adoption of this new Standard did not impact the financial statements of the Trust.
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
          In December 2007 the FASB issued SFAS No. 141(R), Business Combinations. This statement requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. This statement requires reporting entities to present noncontrolling (minority) interests as equity

(as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
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
4. Related Party Transactions
          Until July 2007, Dominion Resources provided accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994, after which HighMount Alabama assumed this function. During 2007 the fee for these services was $440,560, in the aggregate, and will increase annually by three percent. Aggregate fees paid by the Trust to Dominion Resources in 2007, 2006 and 2005 were $220,280, 427,729 and $414,054, respectively and to HighMount in 2007 were $220,280.
          Aggregate fees and expense reimbursements paid by the Trust to the Trustees in 2007, 2006 and 2005 were $48,735, $47,461 and $46,225, respectively.
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
6. Subsequent Events
          Subsequent to December 31, 2007, the Trust declared and paid the following distribution:

Quarterly		Distribution
Record Date	Payment Date	per Unit
February 29, 2008	March 10, 2008	$0.651500
7. Quarterly Financial Data (Unaudited)
          The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2007 and 2006 (in thousands, except per Unit amounts):

	Royalty	Distributable	Distributable
Calendar Quarter	Income	Income	Income per Unit

2007
First	$5,706	$5,414	$0.69
Second	5,408	5,109	0.65
Third	6,003	5,814	0.74
Fourth	4,845	4,575	0.58

	$21,962	$20,912	$2.66

	Royalty	Distributable	Distributable
Calendar Quarter	Income	Income	Income per Unit

2006
First	$12,115	$11,848	$1.51
Second	7,929	7,651	0.98
Third	5,722	5,545	0.71
Fourth	5,637	5,423	0.68

	$31,403	$30,467	$3.88

          Selected 2007 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income	4,845
Interest income	16
General and administrative expenses	(286)

Distributable income	4,575

Distributable income per Unit	$.58
Distributions per Unit	$.60
          Due to revisions in estimate of reserve quantities (see Note 8), estimated amortization of royalty interests increased by approximately 135,000, increased by approximately 225,000, and increased by approximately $100,000 during the fourth quarters of 2007, 2006 and 2005, respectively. These adjustments did not have an impact on the Trust’s distributable income.
8. Supplemental Gas Disclosure (Unaudited)
          The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2007, 2006, 2005, and January 1, 2005, by independent petroleum engineers.
          In accordance with Statement of Financial Accounting Standards No. 69, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and end-of-period natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The prices for December 31, 2007 and 2006, and January 1, 2006, were $7.224, $5.973, and $9.591 per Mcf, respectively. As of February 21, 2008, published Gas prices were approximately $9.08 per Mcf. The use of such price as compared to $7.224 per Mcf, which was used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for Gas.
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
          The reserve estimates for the Royalty Interests are based on a percentage share of the Company’s Gross Proceeds payable to the Trust of 65 percent.

Proved developed reserves at January 1, 2005	39,101
Revisions of previous estimates	(1,990)
Production (MMcf)	(4,820)

Proved developed reserves at December 31, 2005	32,291
Revisions of previous estimates	(1,751)
Production (MMcf)	(3,665)

Proved developed reserves at December 31, 2006	26,875
Revisions of previous estimates	(966)
Production (MMcf)	(3,312)

Proved developed reserves at December 31, 2007	22,597

          All proved reserve estimates presented above at December 31, 2007, 2006, 2005, and January 1, 2005, are proved developed.
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
          The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2007, 2006 and 2005 relating to the Trust’s Royalty Interests (thousands of dollars):

	2007	2006	2005

Future cash inflows	$150,179	$147,119	$293,769
Future severance taxes	(9,010)	(8,827)	(17,626)

Future net cash flows	141,169	138,292	276,143
10% annual discount for estimated timing of cash flow	(56,320)	(53,606)	(119,146)

Standardized measure of discounted future net cash flows	$84,849	$84,686	$156,997

          Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002.
          The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the period ended December 31, 2007, 2006 and 2005 (thousands of dollars):

	2007	2006	2005

Balance at beginning of period	$84,686	$156,997	$113,440
Increase (decrease) due to:
Royalty income, net of taxes	(21,962)	(31,403)	(31,918)
Changes in prices	22,619	(77,654)	88,521
Changes in estimated volumes	(8,962)	21,047	(24,390)
Accretion of discount	8,469	15,700	11,344

Balance at December 31	$84,849	$84,686	$156,997

9. Gas Purchase Agreement
          El Paso Merchant Energy–Gas, L.P. (“El Paso”), successor to Sonat Marketing Company (“Sonat Marketing”), was required under a gas purchase agreement (the “Gas Purchase Agreement”) to purchase the gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004.
          Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas for the period of November 1, 2004 through March 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with Sequent Energy for base load gas for the period of April 1, 2005 through October 31, 2005. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. Any gas above the base load was sold on the spot market to various purchasers. A gas sales contract has been entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. It is anticipated that any additional gas above the base load will be sold on the spot market to various purchasers. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. Any gas above the base load was or will be sold on the spot market to various purchasers. HighMount has informed the Trustee that it anticipates negotiating a similar contract for a period beginning April 1, 2008 with a credit worthy counterparty. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and HighMount Alabama.

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
Changes in Internal Control Over Financial Reporting
          There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
          The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2007. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2007, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
We have audited the internal control over financial reporting of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A trust’s internal control over financial reporting is a process designed by, or under the supervision of, the Trustee, or persons performing similar functions, and effected by the Trustee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America and is described in Note 2 to the Trust’s financial statements. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting discussed above, and that receipts and expenditures of the company are being made only in accordance with authorizations the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.
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
In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2007, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2007, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 11, 2008 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Dallas, TX
March 11, 2008

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
          Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $28,858, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate, which is currently $125 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000, which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2007, the Trustee and the Delaware Trustee received total compensation of $43,735 and $5,000, respectively.
          Compensation of the Transfer Agent. The Transfer Agent receives a transfer agency fee of $3.25 annually per account, plus $1.50 for each certificate issued and $.40 for each check issued (subject to an annual minimum of $7,200).
          Fees to HighMount Alabama. HighMount Alabama will receive throughout the term of the Trust an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties as described in “Certain Relationships and Related Transactions – Administrative Services Agreement.” Prior to July 2007, such services were performed by and the administrative services fee was paid to Dominion Resources.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
          Security Ownership of Certain Beneficial Owners. The Trustee knows of no Unitholder that is a beneficial owner of more than five percent of the outstanding Units.
          Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2008, Bank of America, N.A., the Trustee, beneficially owned no units. Mellon Bank (DE) National Association, the Delaware Trustee, did not beneficially own any Units.
          Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.
          Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.
Item 13. Certain Relationships and Related Transactions.
Administrative Services Agreement
          Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. In July 2007, HighMount Alabama assumed Dominion Resources’ obligations under the Administrative Services Agreement and will be entitled to the administrative services fee. The annual fee, payable in equal quarterly installments, is currently $440,560 and will increase annually by three percent.
          A copy of the Administrative Services Agreement is filed as an exhibit to this Form 10-K. The foregoing summary of the material provisions of the Administrative Services

Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all the provisions of the Administrative Services Agreement.
HighMount Alabama’s Conditional Right of Repurchase
          Dominion Resources assigned its rights under the Trust Agreement to HighMount Alabama, including its right to repurchase all (but not less than all) outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than HighMount Alabama and its affiliates. Any such repurchase would generally be at a price equal to the greater of (i) the highest price at which HighMount Alabama or any of its affiliates acquired Units during the 90 days immediately preceding the Determination Date and (ii) the average closing price of Units on the NYSE for the 30 trading days immediately preceding the Determination Date. Any such repurchase would be conducted in accordance with applicable Federal and state securities laws. See “Business—Description of Units—Conditional Right of Repurchase.”
Potential Conflicts of Interest
          The interests of HighMount Alabama and its affiliates and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. The following is a summary of certain conflicts of interest:
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
          Sale or abandonment of Underlying Properties may terminate assurances. The Company Interests Owner’s interests may conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. The Company Interests Owner has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and may abandon a well or lease included in the Underlying Properties if such well or lease is not capable of producing in commercial quantities, determined before giving effect to the Royalty Interests. Under certain circumstances, a sale or abandonment will effectively terminate HighMount Alabama’s assurances of the Company Interests Owner’s obligation to the Trust with respect to the Underlying Properties sold or abandoned. Such sales or abandonment may not be in the best interest of the Trust or the Unitholders.
          HighMount Alabama may profit from contracts with the Trust. The amount that HighMount Alabama may charge for services it renders under the Administrative Services Agreement is established in such contract at rates that do not necessarily take into account the actual cost of rendering such services by HighMount Alabama. Accordingly, HighMount Alabama may profit or suffer losses in connection with the performance of such contract.
Item 14. Principal Accounting Fees and Services.
          Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2007 and 2006 are:

	2007	2006
Audit Fees	$147,500	$125,375

Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$147,500	$125,375

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
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2007 and 2006
Statements of Distributable Income for the years ended December 31, 2007, 2006 and 2005
Statements of Changes in Trust Corpus for the years ended December 31, 2007, 2006 and 2005
Notes to Financial Statements
Financial Statement Schedules
          Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing and the Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

No.		Exhibit

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing and the Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama LLC (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 27, 2007, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2007, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dominion Resources Black Warrior Trust
By:	Bank of America, N.A., Trustee

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President and Administrator

Date: March 14, 2008
(The Registrant has no directors or executive officers.)

Index to Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing and the Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

No.		Exhibit

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing and the Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama LLC (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 27, 2007, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of January 1, 2007, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust