Form 10-Q
period 2008-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2008-05-07
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-11335
DOMINION RESOURCES BLACK WARRIOR TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-6461716 (I.R.S. Employer Identification No.)
U.S. Trust, Bank of America Private Wealth Management
901 Main Street
17th Floor
Dallas, Texas 75202
(Address of principal executive offices)
(Zip code)
(214) 209-2400
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at May 1, 2008: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2007, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2008, the distributable income for the three-month periods ended March 31, 2008 and 2007 and the changes in trust corpus for the three-month periods ended March 31, 2008 and 2007, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of March 31, 2008, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2008 and 2007. These condensed financial statements are the responsibility of the Trustee.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
As described in Note 2 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
Based on our reviews, we are not aware of any material modifications that should be made to such condensed interim financial statements for them to be in conformity with the basis of accounting described in Note 2.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2007, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 11, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2007, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Dallas, Texas
May 1, 2008

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		March 31, 2008
	Note	(unaudited)	December 31, 2007
ASSETS

Cash and cash equivalents		$45,574	$176,204

Royalty interests in gas properties (less accumulated amortization of $130,282,816 and $129,316,896, respectively)		25,534,684	26,500,604

TOTAL ASSETS		$25,580,258	$26,676,808

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable		$125,897	$323,784

Contingencies	5

Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding		25,454,361	26,353,024

TOTAL LIABILITIES AND TRUST CORPUS		$25,580,258	$26,676,808

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For the	For the
		Three Months Ended	Three Months Ended
	Note	March 31, 2008	March 31, 2007
Royalty income		$5,436,135	$5,706,015
Interest income		10,128	17,575

		5,446,263	5,723,590
General and administrative expenses		(264,730)	(309,748)

Distributable income	1, 4	$5,181,533	$5,413,842

Distributable income per unit (7,850,000 units)		$.66	$.69

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		For the	For the
		Three Months Ended	Three Months Ended
	Note	March 31, 2008	March 31, 2007
Trust corpus, beginning of period		$26,353,024	$30,444,631
Amortization of royalty interests		(965,920)	(1,033,338)
Distributable income		5,181,533	5,413,842
Distributions to unitholders	4	(5,114,276)	(5,421,917)

Trust corpus, end of period		$25,454,361	$29,403,218

Distributions per unit (7,850,000 units)	4	$.65	$.69

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1. TRUST ORGANIZATION AND PROVISIONS
     Dominion Resources Black Warrior Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the “Trust Agreement”) entered into effective as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., an Alabama corporation (the “Company”), as grantor, Dominion Resources, Inc., a Virginia corporation (“Dominion Resources”), and Bank of America, N.A., a national banking association (the “Trustee”), and Mellon Bank (DE) National Association, a national banking association (the “Delaware Trustee”), as trustees. The trustees are independent financial institutions. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as Trustee of the Trust did not change, and references in this Form 10-Q to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A.
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
     On July 31, 2007, subsidiaries of HighMount Exploration & Production LLC (“HighMount”) purchased certain assets from subsidiaries of Dominion Resources, including all of the equity interests in the Company which owns the interests in the Underlying Properties that are burdened by the Trust’s Royalty Interests. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement, dated as of June 28, 1994, between Dominion Resources and the Trust, to HighMount Alabama, a subsidiary of HighMount.
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
     The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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
5. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2008.

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
Results of Operations
Three Month Period Ended March 31, 2008 Compared to Three Month Period Ended March 31, 2007
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
     The Trust received royalty income amounting to $5,436,135 during the first quarter of 2008 compared to $5,706,015 during the first quarter of 2007. This revenue was derived from the receipt of cash on production of 824 Mmcf at an average price received of $6.60 per mcf after deducting production taxes of $349,558 compared to 913 Mmcf with an average price of

$6.25 per mcf after deducting production taxes of $367,284 in the first quarter of 2007. For the three-month period ended March 31, 2008, the Trust was negatively impacted by the decrease in natural gas production, as compared with the three-month period ended March 31, 2007. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did fluctuate proportionately to the decrease in revenue.
     Interest income during the first quarter of 2008 amounted to $10,128 compared to $17,575 for the same period in 2007. This decrease is a result of less funds available for investment.
     Administrative expenses during the first quarter of 2008 amounted to $264,730 compared to $309,748 in the first quarter of 2007. For this period, these expenses were primarily related to administrative services provided by HighMount Alabama and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The decrease in administrative expenses in the first quarter of 2008 as compared to the first quarter of 2007 is primarily due to timing of payments of expenses.
     Distributable income for the first quarter of 2008 was $5,181,533, or $0.66 per Unit, compared to distributable income for the first quarter of 2007 of $5,413,842, or $0.69 per Unit. The Trust made a distribution on March 10, 2008 of $0.651500 per Unit compared to a distribution of $0.690690 per Unit made during the first quarter of 2007.
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
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2008 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2007.
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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2008.

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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. This statement requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
     In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
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
     Date: May 7, 2008
(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number		Exhibit

31.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.