Form 10-Q
period 2008-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2008-08-07
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Number of units of beneficial interest outstanding at August 1, 2008: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2007, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2008, the distributable income for the three-month and the six-month periods ended June 30, 2008 and 2007 and the changes in trust corpus for the six-month periods ended June 30, 2008 and 2007, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of June 30, 2008, and for the three-month and six-month periods ended June 30, 2008 and 2007 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 2008, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2008 and 2007 and changes in trust corpus for the six-month periods ended June 30, 2008 and 2007. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
August 4, 2008

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		June 30, 2008	December 31,
	Note	(unaudited)	2007
ASSETS

Cash and cash equivalents		$95,043	$176,204

Royalty interests in gas properties (less accumulated amortization of $131,178,257 and $129,316,896, respectively)		24,639,243	26,500,604

TOTAL ASSETS		$24,734,286	$26,676,808

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable		$118,820	$323,784

Contingencies	6

Trust corpus — 7,850,000 units of beneficial interest authorized, issued and outstanding		24,615,466	26,353,024

TOTAL LIABILITIES AND TRUST CORPUS		$24,734,286	$26,676,808

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For	For
		the Three	the Three
		Months Ended	Months Ended
	Note	June 30, 2008	June 30, 2007
Royalty income		$5,922,497	$5,407,937

Interest income		8,702	19,641

		$5,931,199	$5,427,578
General and administrative expenses		(295,386)	(318,632)

Distributable income	1, 5	$5,635,813	$5,108,946

Distributable income per unit (7,850,000 units)		$.72	$.65

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For the Six	For the Six
		Months Ended	Months Ended
	Note	June 30, 2008	June 30, 2007
Royalty income		$11,358,632	$11,113,953

Interest income		18,830	37,215

		$11,377,462	$11,151,168

General and administrative expenses		(560,116)	(628,381)

Distributable income	1, 5	$10,817,346	$10,522,787

Distributable income per unit (7,850,000 units)		$1.38	$1.34

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		For the Six	For the Six
		Months Ended	Months Ended
	Note	June 30, 2008	June 30, 2007
Trust corpus, beginning of period		$26,353,024	$30,444,631

Amortization of royalty interests		(1,861,361)	(1,975,067)

Distributable income		10,817,346	10,522,787

Distributions to unitholders	5	(10,693,543)	(10,500,742)

Trust corpus, end of period		$24,615,466	$28,491,609

Distributions per unit (7,850,000 units)	5	$1.36	$1.34

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
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of June 30, 2008, no impairment is required.
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
      In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
      In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP, and is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
      In May 2008, the FASB issued No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. This statement clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodology to account for premium revenue and claim liabilities. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
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
     The Trustee assumes that Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number

(214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.
     Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.
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
6. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2008.
*     *     *     *     *
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
Results of Operations
Three and Six Month Periods Ended June 30, 2008 Compared to Three and Six Month Periods Ended June 30, 2007
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.
     The Trust received royalty income amounting to $5,922,497 during the second quarter of 2008 compared to $5,407,937 during the second quarter of 2007. This revenue was derived from the receipt of cash on production of 763,540 mcf at an average price received of $7.76 per mcf after deducting production taxes of $381,151 compared to 831,312 mcf with an average price of $6.51 per mcf after deducting production taxes of $348,154 in the second quarter of 2007. The Trust received royalty income amounting to $11,358,632 during the six months ended June 30, 2008 compared to $11,113,953 during the six months ended June 30, 2007. This revenue was derived from the receipt of cash on production of 1,587,212 mcf at an average price received of $7.16 per mcf after deducting production taxes of $730,709 compared to 1,744,386 mcf with an average price of $6.37 per mcf after deducting production taxes of $715,438 in the six months ended June 30, 2007. For the three and six-month periods ended June 30, 2008, the Trust was positively impacted by the increase in natural gas prices, as compared with the three and six-month periods ended June 30, 2007. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the increase in volumes.
     Interest income during the second quarter of 2008 amounted to $8,702 compared to $19,641 for the same period in 2007. Interest income during the six months ended June 30, 2008 amounted to $18,830 compared to $37,215 for the six months ended June 30, 2007. This decrease is a result of lower interest rates.
     Administrative expenses during the second quarter of 2008 amounted to $295,386 compared to $318,632 in the second quarter of 2007. Administrative expenses during the six months ended June 30, 2008 amounted to $560,116 compared to $628,381 for the six months ended June 30, 2007. For this period, these expenses were primarily related to administrative services provided by HighMount Alabama and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The decrease in administrative expenses in the second quarter of 2008 as compared to the second quarter of 2007 is primarily due to printing costs.
     Distributable income for the second quarter of 2008 was $5,635,813, or $.72 per Unit, compared to distributable income for the second quarter of 2007 of $5,108,946, or $.65 per Unit. Distributable income for the six months ended June 30, 2008 was $10,817,346, or $1.38 per Unit, compared to $10,522,787, or $1.34 per Unit, for the six months ended June 30, 2007. The Trust made a distribution on June 9, 2008 of $0.710735 per Unit compared to a distribution of $0.646984 per Unit made during the second quarter of 2007.

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
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the second quarter of 2008 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the first quarter of 2008.
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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2008.
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
     In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP, and is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
In May 2008, the FASB issued No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. This statement clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodology to account for premium revenue and claim liabilities. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
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

     Date: August 7, 2008
(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number		Exhibit

31.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.