Form 10-Q
period 2008-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2008-11-07
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Number of units of beneficial interest outstanding at November 1, 2008: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2007, and therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2008, the distributable income for the three-month and the nine-month periods ended September 30, 2008 and 2007 and the changes in trust corpus for the nine-month periods ended September 30, 2008 and 2007, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of September 30, 2008, and for the three-month and the nine-month periods ended September 30, 2008 and 2007 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 2008, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2008 and 2007 and changes in trust corpus for the nine-month periods ended September 30, 2008 and 2007. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
November 6, 2008

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		September 30, 2008
	Note	(unaudited)	December 31, 2007
ASSETS
Cash and cash equivalents		$182,162	$176,204
Royalty interests in gas properties (less accumulated amortization of $132,073,591 and $129,316,896, respectively)		23,744,909	26,500,604

TOTAL ASSETS		$23,927,071	$26,676,808

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable		$115,341	323,784
Contingencies	6
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding		23,811,730	26,353,024

TOTAL LIABILITIES AND TRUST CORPUS		$23,927,071	$26,676,808

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For	For
		the Three	the Three
		Months Ended	Months Ended
	Note	September 30, 2008	September 30, 2007
Royalty income		$7,899,815	$6,002,853

Interest income		10,534	17,106

		7,910,349	6,019,959

General and administrative expenses		(189,059)	(205,941)

Distributable income	1,5	$7,721,290	$5,814,018

Distributable income per unit (7,850,000 units)		$.98	$.74

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For	For
		the Nine	the Nine
		Months Ended	Months Ended
	Note	September 30, 2008	September 30, 2007
Royalty income		$19,258,447	$17,116,805

Interest income		29,364	54,322

		$19,287,811	$17,171,127
General and administrative expenses		(749,174)	(834,322)

Distributable income	1,5	$18,538,637	$16,336,805

Distributable income per unit (7,850,000 units)		$2.36	$2.08

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		For	For
		the Nine	the Nine
		Months Ended	Months Ended
	Note	September 30, 2008	September 30, 2007
Trust corpus, beginning of period		$26,353,024	$30,444,631
Amortization of royalty interests		(2,756,695)	(2,920,038)
Distributable income		18,538,637	16,336,805
Distributions to unitholders	5	(18,324,236)	(16,278,185)

Trust corpus, end of period		$23,811,730	$27,583,213

Distributions per unit (7,850,000 units)	5	$2.33	$2.07

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
     On July 31, 2007, subsidiaries of HighMount Exploration & Production LLC (“HighMount”) purchased certain assets from subsidiaries of Dominion Resources, including all of the equity interests in the Company which owns the interests in the Underlying Properties that are burdened by the Trust’s Royalty Interests. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement, dated as of June 28, 1994 between Dominion Resources and the Trust, to HighMount Alabama, a subsidiary of HighMount.
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
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of September 30, 2008, no impairment is required.
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
6. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2008.
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
Results of Operations
Three and Nine Month Periods Ended September 30, 2008 Compared to Three and Nine Month Periods Ended September 30, 2007
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.

     The Trust received royalty income amounting to $7,899,815 during the third quarter of 2008 compared to $6,002,853 during the third quarter of 2007. This revenue was derived from the receipt of cash on production of 763 MMcf at an average price received of $10.36 per mcf after deducting production taxes of $507,478 compared to 834 MMcf with an average price of $7.20 per mcf after deducting production taxes of $386,375 in the third quarter of 2007. The Trust received royalty income amounting to $19,258,447 during the nine months ended September 30, 2008 compared to $17,116,805 during the nine months ended September 30, 2007. This revenue was derived from the receipt of cash on production of 2,349 MMcf at an average price received of $8.20 per mcf after deducting production taxes of $1,238,186 compared to 2,579 MMcf with an average price of $6.64 per mcf after deducting production taxes of $1,101,812 in the nine months ended September 30, 2007. For the nine-month period ended September 30, 2008, the Trust was positively impacted by the increase in natural gas prices, as compared with the nine-month period ending September 30, 2007. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
     Interest income during the third quarter of 2008 amounted to $10,534 compared to $17,106 for the same period in 2007 due to lower interest rates. Interest income during the nine months ended September 30, 2008 amounted to $29,364 compared to $54,322 for the nine months ended September 30, 2007. This decrease is a result of lower interest rates in 2008 than in 2007.
     Administrative expenses during the third quarter of 2008 amounted to $189,059 compared to $205,941 in the third quarter of 2007. Administrative expenses during the nine months ended September 30, 2008 amounted to $749,174 compared to $834,322 for the nine months ended September 30, 2007. For this period, these expenses were primarily related to administrative services provided by HighMount Alabama, the Trustee and the Transfer Agent, and the preparation of quarterly reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The decrease in administrative expenses in the third quarter of 2008 as compared to the third quarter of 2007 is primarily due to decreased Unitholder reporting.
     Distributable income for the third quarter of 2008 was $7,721,290, or $.98 per Unit, compared to distributable income for the third quarter of 2007 of $5,814,018, or $.74 per Unit. Distributable income for the nine months ended September 30, 2008 was $18,538,637, or $2.36 per Unit, compared to $16,336,805, or $2.08 per Unit, for the nine months ended September 30, 2007. The Trust made a distribution on September 8, 2008 of $0.972064 per Unit compared to a distribution of $0.735980 per Unit made during the third quarter of 2007.
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
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the third quarter of 2008 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the second quarter of 2008.

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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2008.
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

     Date: November 7, 2008
(The Trust has no directors or executive officers.)

Index to Exhibits

Exhibit
Number		Exhibit

31.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	—	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.