Form 10-K
period 2008-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2009-03-16
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-11335
Dominion Resources Black Warrior Trust
(Exact name of registrant as specified in its charter)

Delaware	75-6461716
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $196,093,000.
At March 1, 2009, there were 7,850,000 units of beneficial interest outstanding.
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
     “Trustee” means Bank of America, N.A., as successor to NationsBank of Texas, N.A. References in this Form 10-K to U.S. Trust, Bank of America Private Wealth Management also describe the legal entity Bank of America, N.A.
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
     The Trust may terminate without Unitholder approval. Unitholders are not entitled to any rights of appraisal or similar rights in connection with the termination of the Trust. The sale of the remaining Royalty Interests and the termination of the Trust will be taxable events to the Unitholders. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and his adjusted basis in such Units. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed herein under “Business — Federal Income Tax Considerations” and “Business — State Tax Considerations.” Each Unitholder should consult his own tax advisor regarding Trust tax compliance matters, including federal and state tax implications concerning the sale of the Royalty Interests and the termination of the Trust.
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
DESCRIPTION OF UNITS
     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2009, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.
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
     Meetings of Unitholders may be called by the Trustee or by Unitholders owning not less than 10 percent of the outstanding Units. In addition, the Delaware Trustee may call such a meeting but only for the purpose of appointing a successor to it upon its resignation. All meetings of Unitholders will be held in Dallas, Texas. Written notice of every such meeting setting forth the time and place of the meeting and the matters proposed to be acted upon will be given not more than 60 days nor less than 20 days before such meeting is to be held to all of the Unitholders of record at the close of business on a record date selected by the Trustee, which record date will not be more than 60 days before the date of such meeting. The presence in person or by proxy of Unitholders representing a majority of the outstanding Units is necessary to constitute a quorum. Each Unitholder is entitled to one vote for each Unit owned by such Unitholder. The Trustee will call such meetings to consider amendments, waivers, consents and other changes relating to the Conveyance, if requested in writing by the Company or HighMount Alabama. No matter other than that stated in the notice of the Unitholder meeting will be voted on and no action by the Unitholders may be taken without a meeting.
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

Classification and Taxation of the Trust	The Trust is a Grantor Trust for federal tax purposes and not an association taxable as a corporation. As a Grantor Trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with each such Unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2008, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent and future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

Individuals may deduct “miscellaneous itemized deductions” (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a Grantor Trust, like the Trust.

Treatment of the Royalty Interests	Each Royalty Interest is a nonoperating economic interest in an Underlying Property because it is a right to a fixed percentage of the gross proceeds from the sale of gas as, if and when produced from such properties, the right endures for the economic life of the burdened reserves and the right is not required to bear any cost of developing or producing such gas.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalty Interests or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unitholder’s depletable tax basis in the Units. Rather, a Unitholder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. If any portion of the Royalty Interests is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury Regulations govern dispositions of property after March 13, 1995. The IRS likely will take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the Code for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income and depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See third paragraph under “Description of Units—Periodic Reports.”

WHFIT Reporting Requirements	Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information beginning with the 2008 tax year in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.dom-dominionblackwarriortrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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
          The Alabama Department of Revenue (the “DOR”) has issued a letter ruling that permits the Trust to file a “composite income tax return” on behalf of all Unitholders who are not residents of Alabama. The filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for each of the years 1995-2007 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2008 and each year thereafter for so long as the composite return does not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2008. Accordingly, no Alabama state income tax is due under the 2008 return.
          No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2008 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, “Nonresident Unitholders” will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year that shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as “Resident Unitholders.”
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
          Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by the Alabama Department of Environmental Management (“ADEM”). ADEM initially issued five permits in connection with the Underlying Properties, which were consolidated into one permit in February 1994. The ADEM permit was renewed in 1999 and again in July 2004. It will expire in August 2009. HighMount has applied to ADEM for a reissuance of the permit. It generally authorizes water disposal based upon the Black Warrior River’s minimum flow rate and maximum chloride level. The Company has advised the Trust that since 1987 water disposal from the Underlying Properties has not been disrupted.
          While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder, the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the

Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it has budgeted approximately $156,000 during 2009 for anticipated expenditures related to compliance with environmental laws.
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
          The Trust’s revenues and distributions to Unitholders will be primarily dependent on the sales prices for Gas produced from the Underlying Properties and the quantities of Gas sold. Natural gas prices have historically been volatile and are likely to continue to be volatile. Price volatility and the risk of production curtailment make it difficult to estimate the future levels of cash distributions to Unitholders or the value of the Units. Since the termination of the Gas Purchase Agreement, a gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for the period of April 1, 2006 through October 31, 2006. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. A gas sales contract was entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and HighMount Alabama.

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
     The Trustee must sell the Royalty Interests if the holders of 66% or more of the Units approve the sale or vote to terminate the Trust. The Trustee must also sell the Royalty Interests if the ratio of cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters or if the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million. Sale of all of the Royalty Interests will terminate the Trust. The net proceeds of any sale will be distributed to Unitholders. “Business – Description of the Trust – Termination and Liquidation of the Trust” discusses the tax consequences that may result to Unitholders in the event Trust assets are sold and the Trust is terminated.
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
     Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.
     Currently, cash held by the Trustee as a reserve for liabilities and for the payment of expenses and distributions to Unitholders is invested in Bank of America money market accounts which are backed by the good faith of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation. The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas.
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
     The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by Dominion Black Warrior Basin, Inc. in accordance with the Operating Agreement. See “—Operation of Properties.” The Underlying Properties comprise 34,212 gross acres of land in an area approximately 5 miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2008, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.
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
     Well Count and Acreage Summary. The following table shows as of December 31, 2008, the gross and net producing wells and acres for the Company Interests. The net wells and acres are determined by multiplying the Gross Wells or acres by the Company Interests Owner’s Working Interest in the wells or acres.

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
     Water Removal and Disposal. Water from the wells located on the Underlying Properties is pumped from the wellhead to one of five water disposal systems, each with two ponds, where the water is analyzed and chemically treated to remove impurities, if necessary, prior to discharge into the Black Warrior River. Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by ADEM expired in July 2004. A new permit was requested and obtained for post-July 2004 and will expire in August 2009. HighMount has applied to ADEM for a reissuance of the permit. The ADEM permit generally authorizes water disposal based upon the Black Warrior River’s minimum flow rate and maximum chloride level. The Company has advised the Trust that, since 1987, water disposal from the Underlying Properties has not been disrupted. Although the facilities of the Company have the capacity to store several days of water production, if water disposal into the Black Warrior River is disrupted, natural gas production from the wells on the Underlying Properties would be curtailed during the period of such disruption. See “Business—Regulation and Prices—Environmental Regulation.”

     Curtailments. The Company has advised the Trust that during 2008 production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.
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
Reserve Estimate
     Reserve Estimate. The following table summarizes net proved reserves estimated as of January 1, 2009, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

As of
Royalty Interests	January 1, 2009

Net Proved Natural Gas Reserves (MMcf)(a):
Developed Producing	19,800,354
Estimated Future Net Revenues (in thousands) (a)(b):
2009	11,275,905
2010	10,893,417
2011	9,604,468
2012	8,488,908
2013	7,494,520
Thereafter	48,933,415

Total	$96,690,633

Total Discounted at 10 Percent	$57,370,340

(a)	The estimates of reserves and future net revenues summarized in this table are based upon a price of $5.714 per Mcf, which represented the market price for gas in their fields as of December 31, 2008. This price may not be the most representative price for estimating reserves or related future net revenues data.

(b)	Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests for gas production less the relevant share of production, property and related taxes (including severance taxes). Overhead costs have not been included, nor have the effects of depreciation, depletion and federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.
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
     The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust, and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 2.3 Bcf in 2009 to 1.5 Bcf in 2013.
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
     Miscellaneous. Ralph E. Davis & Associates has delivered to the Trust the Reserve Estimate, a summary of which is included as an exhibit to this Form 10-K. Information concerning historical changes in net proved developed reserves attributable to the Royalty Interests, and the calculation of the standardized measure of discounted future net revenues related thereto, is contained in Note 8 of the Notes to the Financial Statements incorporated by reference in Item 8 hereof. Neither the Company nor Highmount Alabama has filed reserve estimates covering the Royalty Interests with any other federal authority or agency.

Natural Gas Sales Prices and Production
     The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and related taxes and information regarding natural gas sales prices for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

	Year ended December 31,
	2008	2007	2006
Production attributable to the Royalty Interests (Bcf)	3.1	3.3	3.7
Weighted average property, production and related taxes (per Mcf)	$0.54	$0.42	$0.44
Average Contract Price (per Mcf)	$9.20	$6.97	$9.12
Gas Purchase Agreement
     El Paso, successor to Sonat Marketing, was required under the Gas Purchase Agreement to purchase the Gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004.
     Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas for the period of November 1, 2004 through March 31, 2005. A gas sales contract was entered into with Sequent Energy for base load gas for the period of April 1, 2005 through October 31, 2005. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. A gas sales contract was entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and HighMount Alabama.
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
Sale and Abandonment of Underlying Properties
     The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2008, none of the wells included in the Underlying Properties had been plugged and abandoned.
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
Item 3. Legal Proceedings.
     The Trustee has been informed by the Company that the Trust has been named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property, and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. The Trustee does not believe this litigation will have a material effect on the Trust’s financial statements.

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

	Price		Distribution
	High	Low	per Unit
2008
First Quarter	$23.05	$15.25	$0.651500
Second Quarter	$27.50	$21.06	$0.710735
Third Quarter	$25.99	$20.00	$0.972063
Fourth Quarter	$22.31	$12.00	$0.910488
2007
First Quarter	$28.00	$22.50	$0.690690
Second Quarter	$27.70	$24.00	$0.646984
Third Quarter	$26.19	$19.27	$0.735980
Fourth Quarter	$24.00	$17.20	$0.603337
     At March 1, 2009, there were 7,850,000 Units outstanding and approximately 541 Unitholders of record.
     The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.
Item 6. Selected Financial Data.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Royalty Income	$26,537,428	$21,962,082	$31,403,042	$31,918,416	$24,340,315
Distributable Income	$25,644,510	$20,912,169	$30,467,067	$31,029,034	$23,449,768
Distributable Income per Unit	$3.27	$2.66	$3.88	$3.95	$2.99
Distributions per Unit	$3.24	$2.68	$3.88	$3.95	$2.99
Total Assets, December 31	$23,055,462	$26,676,808	$30,692,809	$34,838,807	$39,946,530
Total Corpus, December 31	$22,941,064	$26,353,024	$30,444,631	$34,582,715	$39,819,581

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
     The year 2008 marked the fourteenth full year of the existence of the Trust. The Trust received royalty income amounting to $26,537,428 during the year ended December 31, 2008, compared to $21,962,082 for 2007 and $31,403,042 for 2006 primarily due to a significant increase in prices at the beginning of 2008 from 2007. The royalty income received by the Trust was net of the Royalty Interests’ allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 2008 decreased to $931,256, compared to $1,120,031 for 2007 and $1,028,746 for 2006. Distributable income for the year ended December 31, 2008 was $25,644,510, or $3.27 per Unit, compared to $20,912,169, or $2.66 per Unit, for 2007 and $30,467,067, or $3.88 per Unit, for 2006. The decrease in administrative expenses in 2008 compared to 2007 was primarily the result of a decrease in the number of Unitholders. The increase from 2006 to 2007 was primarily the result of higher professional fees related to Sarbanes-Oxley compliance and other legal matters.

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
     Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2008, 2007 and 2006, was based on production volumes and natural gas prices for the periods from October 1, 2007 to September 30, 2008, October 1, 2006 to September 30, 2007 and October 1, 2005 to September 30, 2006, respectively.
     The following table sets forth the production volumes attributable to the Trust’s Royalty Interests and the average sales Price and Index Price for such production for the periods indicated. These Assets are mature natural gas properties and production should decline in the latter years.

	For 12 Months Ended
	September 30,
	2008	2007	2006

Production (Bcf)(1)	3.098	3.402	3.665
Production (MMBtu)(2)	3.104	3.415	3.692
Average Contract Price Received ($/MMBtu)	$9.10	$6.84	$8.98
Average Index Price ($/MMBtu)	$9.35	$7.07	$9.22

(1)	Billion cubic feet of natural gas.

(2)	Trillion British Thermal Units.
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

     Contracts were secured from various purchasers following termination of the Gas Purchase Agreement. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. A gas sales contract was entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and HighMount Alabama.
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2008, 2007 and 2006, by independent petroleum engineers. The reserve quantities of 19.8 Bcf for 2008 compared to 22.6 Bcf for 2007 and compared to 26.9 Bcf for 2006, reflect a decline in reserves between 2006 and 2007 and between 2007 and 2008 as a result of production and a significant change in prices which affects the change in quantities. See “Financial Statements and Supplementary Data — Notes to Financial Statements— Note 8.”
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

3. Impairment
     The net amount of Royalty Interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of Royalty Interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the Trust corpus. As of December 31, 2008, no impairment is required.
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
6. Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2008, other than as stated below.
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
Tabular Disclosure of Contractual Obligations.

		Payments Due by Period
		Less than 1	1 - 3	3-5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years
Distribution declared subsequent to year end	$4,542,834	$4,542,834	0	0	0
Total	$4,542,834	$4,542,834	0	0	0

     The above payable relates to distributions declared February 19, 2009 and payable March 11, 2009 to unitholders of record on March 2, 2009.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Royalty Trust and
Bank of America, N.A., Trustee:
We have audited the accompanying statements of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Royalty Trust (“the Trust”) as of December 31, 2008 and 2007, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust at December 31, 2008 and 2007, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2008, on the basis of accounting described in Note 2.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Trust’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Dallas, TX
March 13, 2009

DOMINION RESOURCES BLACK WARRIOR TRUST

FINANCIAL STATEMENTS
Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$139,764	$176,204
Royalty interests in gas properties (less accumulated amortization of $132,901,802 and $129,316,896, respectively)	22,915,698	26,500,604

Total Assets	$23,055,462	$26,676,808

LIABILITIES AND TRUST CORPUS
Trust expenses payable	$114,398	$323,784
Trust corpus (7,850,000 units of beneficial interest authorized, issued and outstanding)	22,941,064	26,353,024

Total Liabilities and Trust Corpus	$23,055,462	$26,676,808

Statements of Distributable Income

	Year Ended December 31,
	2008	2007	2006

Royalty income	$26,537,428	$21,962,082	$31,403,042
Interest income	38,338	70,118	92,771

	26,575,766	22,032,200	31,495,813
General and administrative expenses	(931,256)	(1,120,031)	(1,028,746)

Distributable income	$25,644,510	$20,912,169	$30,467,067

Distributable income per unit (7,850,000 units)	$3.27	$2.66	$3.88

Distributions per unit	$3.24	$2.68	$3.88

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2008	2007	2006

Trust corpus, beginning of period	$26,353,024	$30,444,631	$34,582,715
Amortization of Royalty Interests	(3,584,906)	(3,989,396)	(4,158,573)
Distributable income	25,644,510	20,912,169	30,467,067
Distributions to Unitholders	(25,471,564)	(21,014,380)	(30,446,578)

Trust corpus, end of period	$22,941,064	$26,353,024	$30,444,631

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
Years Ended December 31, 2008, 2007 and 2006
1. Trust Organization and Provisions
     Dominion Resources Black Warrior Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the “Trust Agreement”), entered into effective as of May 31, 1994, among Dominion Black Warrior Basin, Inc., an Alabama corporation, as trustor; Dominion Resources, Inc., a Virginia corporation (“Dominion Resources”); and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the “Trustee”); and Mellon Bank (DE) National Association, a national banking association (the “Delaware Trustee”), as trustees. The Trustees are independent financial institutions. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as Trustee of the Trust did not change, and references in this Form 10-K to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A.
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
Impairment
     The net amount of Royalty Interests in Gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of Royalty Interests in Gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the Trust corpus. As of December 31, 2008, no impairment is required.
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

3. New Accounting Pronouncements
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
     Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America, Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information beginning with the 2008 tax year in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.
     Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.
5. Related Party Transactions
     Until July 2007, Dominion Resources provided accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994, after which HighMount Alabama assumed this function. During 2008 the fee for these services was $450,473, in the aggregate, and will increase annually by three percent. Aggregate fees paid by the Trust to Dominion Resources in 2007 and 2006 were $440,560 and $427,729, respectively and to HighMount in 2008 were $450,473.
     Aggregate fees and expense reimbursements paid by the Trust to the Trustees in 2008, 2007 and 2006 were $50,047, $48,735 and $47,461, respectively.
6. Distributions to Unitholders
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

7. Subsequent Events
     Subsequent to December 31, 2008, the Trust declared and paid the following distribution:

Quarterly		Distribution
Record Date	Payment Date	per Unit
March 2, 2009	March 11, 2009	$.578705
8. Quarterly Financial Data (Unaudited)
     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2008 and 2007 (in thousands, except per Unit amounts):

	Royalty	Distributable	Distributable
Calendar Quarter	Income	Income	Income per Unit

2008
First	$5,436	$5,182	$0.66
Second	5,922	5,636	0.72
Third	7,900	7,721	0.98
Fourth	7,279	7,106	0.91

	$26,537	$25,645	$3.27

2007
First	$5,706	$5,414	$0.69
Second	5,408	5,109	0.65
Third	6,003	5,814	0.74
Fourth	4,845	4,575	0.58

	$21,962	$20,912	$2.66

     Selected 2008 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income	7,279
Interest income	9
General and administrative expenses	(182)

Distributable income	7,106

Distributable income per Unit	.91
Distributions per Unit	.91

     Due to revisions in estimate of reserve quantities (see Note 8), estimated amortization of royalty interests decreased by approximately $48,747, increased by approximately $135,000, and increased by approximately $225,000 during the fourth quarters of 2008, 2007 and 2006, respectively. These adjustments did not have an impact on the Trust’s distributable income.
9. Supplemental Gas Disclosure (Unaudited)
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2008, 2007, 2006, and January 1, 2006, by independent petroleum engineers.
     In accordance with Statement of Financial Accounting Standards No. 69, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and end-of-period natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The prices for December 31, 2008 and 2007, and January 1, 2007, were $5.714, $7.224, and $5.973 per Mcf, respectively. As of February 27, 2009, published Gas prices were approximately $4.056 per Mcf. The use of such price as compared to $5.714 per Mcf, which was used to calculate the above information, would result in a lower standardized measure of discounted future net cash flows for Gas.
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
     The reserve estimates for the Royalty Interests are based on a percentage share of the Company’s Gross Proceeds payable to the Trust of 65 percent.

Proved developed reserves at January 1, 2006	32,291
Revisions of previous estimates	(1,751)
Production (MMcf)	(3,665)

Proved developed reserves at December 31, 2006	26,875
Revisions of previous estimates	(966)
Production (MMcf)	(3,312)

Proved developed reserves at December 31, 2007	22,597
Revisions of previous estimates	301
Production (MMcf)	(3,098)

Proved developed reserves at December 31, 2008	19,800

     All proved reserve estimates presented above at December 31, 2008, 2007, 2006, and January 1, 2006, are proved developed.
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
     The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2008, 2007 and 2006 relating to the Trust’s Royalty Interests (thousands of dollars):

	2008	2007	2006

Future cash inflows	$102,862	$150,179	$147,119
Future severance taxes	(6,171)	(9,010)	(8,827)

Future net cash flows	96,691	141,169	138,292

10% annual discount for estimated timing of cash flow	(39,321)	(56,320)	(53,606)

Standardized measure of discounted future net cash flows	$57,370	$84,849	$84,686

     Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002.
     The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the period ended December 31, 2008, 2007 and 2006 (thousands of dollars):

	2008	2007	2006

Balance at beginning of period	$84,849	$84,686	$156,997
Increase (decrease) due to:
Royalty income, net of taxes	(26,537)	(21,962)	(31,403)
Changes in prices	(21,711)	22,619	(77,654)
Changes in estimated volumes	12,285	(8,962)	21,047
Accretion of discount	8,485	8,469	15,700

Balance at December 31	$57,370	$84,849	$84,686

10. Gas Purchase Agreement
     El Paso Merchant Energy—Gas, L.P. (“El Paso”), successor to Sonat Marketing Company (“Sonat Marketing”), was required under a gas purchase agreement (the “Gas Purchase

Agreement”) to purchase the gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004.
     Contracts were secured from various purchasers following termination of the Gas Purchase Agreement. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. A gas sales contract was entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and HighMount Alabama.
11. Contingencies
     The Trustee has been informed by the Company that the Trust has been named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property, and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. The Trustee does not believe this litigation will have a material effect on the Trust’s financial statements.
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
Changes in Internal Control Over Financial Reporting
     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of

December 31, 2008. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2008, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Royalty Trust and
Bank of America, N.A., Trustee
We have audited the internal control over financial reporting of Dominion Resources Black Warrior Royalty Trust (the “Trust”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
A trust’s internal control over financial reporting is a process designed by, or under the supervision of, the Trustee, or persons performing similar functions, and effected by the Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America and is describe in Note 2 to the Trust’s financial statements. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with cash basis of accounting discussed above, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.
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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of the Trust as of December 31, 2008 and the related statement of distributable income and changes in trust corpus for the year ended December 31 2008, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Dallas, TX
March 13, 2009
Item 9B. Other Information. None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance. Directors and Executive Officers. The Trust has no directors or executive officers. Each of the Trustee and the Delaware Trustee is a corporate trustee that may be removed as trustee under the Trust Agreement, with or without cause, at a meeting duly called and held by the affirmative vote of Unitholders of not less than a majority of all the Units then outstanding. Any such removal of the Delaware Trustee shall be effective only at such time as a successor Delaware Trustee fulfilling the requirements of Section 3807(a) of the Delaware Code has been appointed and has accepted such appointment, and any such removal of the Trustee shall be effective only at such time as a successor Trustee has been appointed and has accepted such appointment.
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
     Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to Unitholders, without charge, upon request made to U.S. Trust, Bank of America Private Wealth Management, Trustee, 901 Main Street, 17th Floor, Dallas, Texas 75202, Attention: Ron Hooper.
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
     Ongoing Administrative Expenses. The Trust is responsible for paying all fees, charges, expenses, disbursements and other costs incurred by the Trustee in connection with the discharge of its duties pursuant to the Trust Agreement, including, without limitation, trustee fees, engineering, audit, accounting and legal fees and expenses, printing and mailing costs, amounts reimbursed or paid to the Company or HighMount Alabama pursuant to the Trust Agreement or the Administrative Services Agreement and the out-of-pocket expenses of the Transfer Agent.
     Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $45,047, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate, which is currently $150 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000, which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2008, the Trustee and the Delaware Trustee received total compensation of $45,047 and $5,000, respectively.
     Compensation of the Transfer Agent. The Transfer Agent receives a transfer agency fee of $3.25 annually per account, plus $1.50 for each certificate issued and $.40 for each check issued (subject to an annual minimum of $7,200).
     Fees to HighMount Alabama. HighMount Alabama will receive throughout the term of the Trust an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties as described in “Certain Relationships and Related Transactions — Administrative Services Agreement.” Prior to July 2007, such services were performed by and the administrative services fee was paid to Dominion Resources.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Security Ownership of Certain Beneficial Owners. The Trustee knows of no Unitholder that is a beneficial owner of more than five percent of the outstanding Units.
     Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2009, Bank of America, N.A., the Trustee, beneficially owned 10,397 units. Mellon Bank (DE) National Association, the Delaware Trustee, did not beneficially own any Units.
     Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.
     Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Administrative Services Agreement
     Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. In July 2007, HighMount Alabama assumed Dominion Resources’ obligations under the Administrative Services Agreement and will be entitled to the administrative services fee. The annual fee, payable in equal quarterly installments, is currently $450,473 and will increase annually by three percent.

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
Item 14. Principal Accounting Fees and Services.
     Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2008 and 2007 are:

	2008	2007
Audit Fees	$71,000	$147,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$71,000	$147,500

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
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2008 and 2007
Statements of Distributable Income for the years ended December 31, 2008, 2007 and 2006
Statements of Changes in Trust Corpus for the years ended December 31, 2008, 2007 and 2006
Notes to Financial Statements
Financial Statement Schedules
     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing and the Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

No.		Exhibit

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing and the Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama LLC (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 27, 2009, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2008, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dominion Resources Black Warrior Trust

By:	Bank of America, N.A., Trustee

By:	/s/ Ron E. Hooper Ron E. Hooper
Senior Vice President and Administrator
Date: March 16, 2009
(The Registrant has no directors or executive officers.)

Index to Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing and the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing and the Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

No.		Exhibit

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing and the Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy-Gas, L.P., as successor to Sonat Marketing Company, and the Company (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama LLC (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 27, 2009, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2008, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust