Form 10-Q
period 2009-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2009-05-01
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at May 1, 2009: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
          The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2008, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2009, the distributable income for the three-month periods ended March 31, 2009 and 2008 and the changes in trust corpus for the three-month periods ended March 31, 2009 and 2008, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
          The condensed financial statements as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of March 31, 2009, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Trustee.
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
As described in Note 2 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
Based on our reviews, we are not aware of any material modifications that should be made to such condensed interim financial statements for them to be in conformity with the basis of accounting described in Note 2.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2008, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 13, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2008 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Dallas, Texas
May 1, 2009

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		March 31, 2009	December 31,
	Note	(unaudited)	2008
ASSETS

Cash and cash equivalents		$21,970	$139,764

Royalty interests in gas properties (less accumulated amortization of $133,733,302 and $132,901,802, respectively)		22,084,198	22,915,698

TOTAL ASSETS		$22,106,168	$23,055,462

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable		$177,307	$114,398

Contingencies	6

Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding		21,928,861	22,941,064

TOTAL LIABILITIES AND TRUST CORPUS		$22,106,168	$23,055,462

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For the	For the
		Three Months	Three Months
		Ended March 31,	Ended March 31,
	Note	2009	2008
Royalty income		$4,772,827	$5,436,135
Interest income		3,253	10,128

		4,776,080	5,446,263
General and administrative expenses		(413,951)	(264,730)

Distributable income	1, 5	$4,362,129	$5,181,533

Distributable income per unit (7,850,000 units)		$.56	$.66

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		For the	For the
		Three Months	Three Months
		Ended	Ended
	Note	March 31, 2009	March 31, 2008
Trust corpus, beginning of period		$22,941,064	$26,353,024
Amortization of royalty interests		(831,500)	(965,920)
Distributable income		4,362,129	5,181,533
Distributions to unitholders	5	(4,542,832)	(5,114,276)

Trust corpus, end of period		$21,928,861	$25,454,361

Distributions per unit (7,850,000 units)	5	$.56	$.65

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
          Because of the passive nature of the Trust and the restrictions and limitations on the powers and activities of the Trustee contained in the Trust Agreement, the Trustee does not consider any of the officers and employees of the Trustee to be “officers” or “executive officers” of the Trust as such terms are defined under applicable rules and regulations adopted under the Securities Exchange Act of 1934, as amended.
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
          The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results. This comprehensive basis of accounting other than accounting principles generally accepted in the United States of America corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
          Impairment
          The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of March 31, 2009, no impairment is required.
          Use of Estimates
          The preparation of financial statements in conformity with the basis of accounting described above requires the Trustee to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.
          In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserve audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the Trust’s reported financial position or distributable income.
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
          In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The adoption of this statement did not have an effect on the Trust’s financial statements.

          In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP, and is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trustee does not believe that this statement will have a material effect on the Trust’s financial statements.
          In April 2009, the FASB issued FSP FAS115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these statements did not have a material effect on the Trust’s financial statements.
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
6. CONTINGENCIES
          Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2009, other than as stated below.
          The Trustee has been informed by the Company that the Trust has been named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. At the time of filing of this quarterly report on

Form 10-Q, the Trustee does not have sufficient information to make a determination as to the materiality of this litigation.
* * * * *
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
          The Trust makes quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests burdening the Underlying Properties. The Royalty Interests owned by the Trust burden the interest in the Underlying Properties that is owned by the Company, an indirect wholly-owned subsidiary of HighMount.
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
Results of Operations
Three Month Period Ended March 31, 2009 Compared to Three Month Period Ended March 31, 2008
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

          The Trust received royalty income amounting to $4,772,827 during the first quarter of 2009 compared to $5,436,135 during the first quarter of 2008. This revenue was derived from the receipt of cash on production of 718 Mmcf at an average price received of $6.64 per mcf after deducting production taxes of $305,315 compared to 824 Mmcf with an average price of $6.60 per mcf after deducting production taxes of $349,558 in the first quarter of 2008. For the three-month period ended March 31, 2009, the Trust was negatively impacted by the decrease in natural gas prices and production, as compared with the three-month period ended March 31, 2008. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
          Interest income during the first quarter of 2009 amounted to $3,253 compared to $10,128 for the same period in 2008. This decrease is a result of lower interest rates and less funds available for investment in 2009 than in 2008.
          Administrative expenses during the first quarter of 2009 amounted to $413,951 compared to $264,730 in the first quarter of 2008. For this period, these expenses were primarily related to administrative services provided by HighMount Alabama, the Trustee and the Transfer Agent, and the preparation of quarterly reports for submission to the SEC and to Unitholders during the period. The increase in administrative expenses in the first quarter of 2009 as compared to the first quarter of 2008 is primarily due to timing of payments of expenses.
          Distributable income for the first quarter of 2009 was $4,362,129, or $0.56 per Unit, compared to distributable income for the first quarter of 2008 of $5,181,533, or $0.66 per Unit. The Trust made a distribution on March 11, 2009 of $0.578705 per Unit compared to a distribution of $0.651500 per Unit made during the first quarter of 2008.
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
          The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results. This comprehensive basis of accounting other than accounting principles generally accepted in the United States of America corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
          In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserve audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the Trust’s reported financial position or distributable income.
Impairment
          The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of March 31, 2009, no impairment is required.
Revenue Recognition
          Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2009 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2008.

Reserve Disclosure
          Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. In accordance with Statement of Financial Standards No. 69, Disclosures About Oil and Gas Producing Activities, estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
Contingencies
          Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2009, other than as stated below.
          The Trustee has been informed by the Company that the Trust has been named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property, and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. At the time of filing of this quarterly report on Form 10-Q, the Trustee does not have sufficient information to make a determination as to the materiality of this litigation.
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
          In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The adoption of this statement did not have an effect on the Trust’s financial statements.
          In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP, and is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
          In April 2009, the FASB issued FSP FAS115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these statements did not have a material effect on the Trust’s financial statements.
Forward-Looking Statements
          This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Trust’s financial position and industry conditions, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.
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
          The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. Funds held by the Trust pending distribution to Unitholders and in reserve for the payment of Trust expenses and liabilities are invested in Bank of America, N.A. money market accounts, which are backed by the good faith and credit of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation. Each Unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. Additionally, the Trust’s future royalty income may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of crude oil and natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A — Risk Factors — Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.” The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk. Information contained in Bank of America, N.A’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the Trust makes with the SEC.

Item 4. Controls and Procedures.
          As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the SEC. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by the Company. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal proceedings.
For a discussion of legal proceedings, see the information under the heading “Item 3. Legal Proceedings” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, which is accessible on the SEC’s website at www.sec.gov. There have been no material developments in the legal proceedings disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 1A. Risk factors.
For a discussion of potential risks and uncertainties related to the Trust, see the information under the heading “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, which is accessible on the SEC’s website at www.sec.gov. Except as provided below, there have been no material changes to the risk factors disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.
     Currently, cash held by the Trustee as a reserve for liabilities and for the payment of expenses and distributions to Unitholders is invested in Bank of America money market accounts which are backed by the good faith and credit of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation. Each Unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas.
Items 2 through 5.    Not applicable.
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
          Date: May 1, 2009
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