Form 10-Q
period 2009-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2009-08-10
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at August 10, 2009: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2008, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2009, the distributable income for the three-month and the six-month periods ended June 30, 2009 and 2008 and the changes in trust corpus for the six-month periods ended June 30, 2009 and 2008, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of June 30, 2009, and for the three-month and six-month periods ended June 30, 2009 and 2008 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 2009, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2009 and 2008 and changes in trust corpus for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Trustee.
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
Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with the basis of accounting described in Note 2.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2008, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 13, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2008, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Dallas, Texas
August 10, 2009

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		June 30, 2009	December 31,
	Note	(unaudited)	2008
ASSETS
Cash and cash equivalents		$12,127	$139,764
Royalty interests in gas properties (less accumulated amortization of $134,515,069 and $132,901,802, respectively)		21,302,431	22,915,968

TOTAL ASSETS		$21,314,558	$23,055,462

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable		$134,242	$114,398
Contingencies	6	—	—
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding		21,180,316	22,941,064

TOTAL LIABILITIES AND TRUST CORPUS		$21,314,558	$23,055,462

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For	For
		the Three	the Three
		Months Ended	Months Ended
	Note	June 30, 2009	June 30, 2008
Royalty income		$3,170,769	$5,922,497
Interest income		834	8,702

		$3,171,603	$5,931,199
General and administrative expenses		(317,098)	(295,386)

Distributable income	1, 5	$2,854,504	$5,635,813

Distributable income per unit (7,850,000 units)		$.36	$.72

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For the Six	For the Six
		Months Ended	Months Ended
	Note	June 30, 2009	June 30, 2008
Royalty income		$7,943,596	$11,358,632

Interest income		4,087	18,830

		$7,947,683	$11,377,462

General and administrative expenses		(731,049)	(560,116)

Distributable income	1, 5	$7,216,634	$10,817,346

Distributable income per unit (7,850,000 units)		$.92	$1.38

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		For the Six	For the Six
		Months Ended	Months Ended
	Note	June 30, 2009	June 30, 2008
Trust corpus, beginning of period		$22,941,064	$26,353,024
Amortization of royalty interests		(1,613,267)	(1,861,361)
Distributable income		7,216,634	10,817,346
Distributions to unitholders	5	(7,364,115)	(10,693,543)

Trust corpus, end of period		$21,180,316	$24,615,466

Distributions per unit (7,850,000 units)	5	$.94	$1.36

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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of June 30, 2009, no impairment is required.
Use of Estimates
     The preparation of financial statements in conformity with the basis of accounting described above requires the Trustee to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.
Pending SEC Rule
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
     In April 2009, the FASB issued FSP FAS115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these statements did not have a material effect on the Trust’s financial statements.
     In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this statement did not have an effect on the Trust’s financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the financial statements. Refer to footnote 5 for required disclosures.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which changes the way entities account for securitizations. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which changes the way entities account for special-purpose entities. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification is effective July 1, 2009 at which point all then-

existing non-SEC accounting and reporting standards will be superseded. The references to the Codification will be reflected in the Trust’s third quarter 2009 financial statements. This will not have an impact to the financial statements.
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
     No distributions have been declared by the Trust subsequent to June 30, 2009. Subsequent events have been evaluated through August 10, 2009, the date of the issuance of these condensed financial statements.
6. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2009, other than as stated below.
     The Trustee has been informed by the Company that the Trust has been named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. At the time of filing of this quarterly report on Form 10-Q, the Trustee does not believe this litigation will have a material effect on the Trust’s financial statements.

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
Results of Operations
Three and Six Month Periods Ended June 30, 2009 Compared to the Three and Six Month Periods Ended June 30, 2008
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.
     The Trust received royalty income amounting to $3,170,769 during the second quarter of 2009 compared to $5,922,497 during the second quarter of 2008. This revenue was derived from the receipt of cash on production of 675,487 mcf at an average price received of $4.99 per mcf after deducting production taxes of $201,922 compared to 763,540 mcf with an average price of

$7.76 per mcf after deducting production taxes of $381,151 in the second quarter of 2008. The Trust received royalty income amounting to $7,943,596 during the six months ended June 30, 2009 compared to $11,358,632 during the six months ended June 30, 2008. This revenue was derived from the receipt of cash on production of 1,393,947 mcf at an average price received of $5.70 per mcf after deducting production taxes of $507,237 compared to 1,587,212 mcf with an average price of $7.16 per mcf after deducting production taxes of $730,709 in the six months ended June 30, 2008. For the three and six-month periods ended June 30, 2009, the Trust was negatively impacted by the decrease in natural gas prices, as compared with the three and six-month periods ended June 30, 2008. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
     Interest income during the second quarter of 2009 amounted to $833 compared to $8,702 for the same period in 2008. Interest income during the six months ended June 30, 2009 amounted to $4,087 compared to $18,830 for the six months ended June 30, 2008. This decrease is a result of lower interest rates and fewer funds available to invest.
     Administrative expenses during the second quarter of 2009 amounted to $317,098 compared to $295,386 in the second quarter of 2008. Administrative expenses during the six months ended June 30, 2009 amounted to $731,049 compared to $560,116 for the six months ended June 30, 2008. For this period, these expenses were primarily related to administrative services provided by HighMount Alabama and the Trustee and Mellon Bank (DE) National Association, a national banking association, and the preparation of year-end reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the second quarter of 2009 as compared to the second quarter of 2008 is primarily due to timing of expenses.
     Distributable income for the second quarter of 2009 was $2,854,504, or $.36 per Unit, compared to distributable income for the second quarter of 2008 of $5,635,813, or $.72 per Unit. Distributable income for the six months ended June 30, 2009 was $7,216,633, or $0.92 per Unit, compared to $10,817,346, or $1.38 per Unit, for the six months ended June 30, 2008. The Trust made a distribution on June 9, 2009 of $0.359399 per Unit compared to a distribution of $0.710735 per Unit made during the second quarter of 2008.
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
Pending SEC Rule
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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of June 30, 2009, no impairment is required.

Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the second quarter of 2009 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the first quarter of 2009.
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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2009, other than as stated below.
     The Trustee has been informed by the Company that the Trust has been named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. At the time of filing of this quarterly report on Form 10-Q, the Trustee does not believe this litigation will have a material effect on the Trust’s financial statements.
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
     In April 2009, the FASB issued FSP FAS115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these statements did not have a material effect on the Trust’s financial statements.
     In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this statement did not have an effect on the Trust’s financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the financial statements. Refer to footnote 5 for required disclosures.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which changes the way entities account for securitizations. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which changes the way entities account for special-purpose entities. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification is effective July 1, 2009 at which point all then-existing non-SEC accounting and reporting standards will be superseded. The references to the Codification will be reflected in the Trust’s third quarter 2009 financial statements. This will not have an impact to the financial statements.

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
Item 4. Controls and Procedures.
     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by the Company. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     The Trustee has been informed by the Company that the Trust has been named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. At the time of filing of this quarterly report on Form 10-Q, the Trustee does not believe this litigation will have a material effect on the Trust’s financial statements.
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
Items 2 through 5. Not applicable.

Item 6. Exhibits.

3.1	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES BLACK WARRIOR TRUST
By:	BANK OF AMERICA, N.A., TRUSTEE

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President and Administrator

     Date: August 10, 2009
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