Form 10-Q
period 2009-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2009-11-02
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Number of units of beneficial interest outstanding at November 2, 2009: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2008, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2009, the distributable income for the three-month and the nine-month periods ended September 30, 2009 and 2008 and the changes in trust corpus for the nine-month periods ended September 30, 2009 and 2008, have been included. The distributable income for such interim periods are not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of September 30, 2009, and for the three-month and the nine-month periods ended September 30, 2009 and 2008 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 2009, the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2009 and 2008 and changes in trust corpus for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
November 2, 2009

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		September 30, 2009
	Note	(unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents		$43,827	$139,764
Royalty interests in gas properties (less accumulated amortization of $135,313,251 and $132,901,802, respectively)		20,504,249	22,915,698

TOTAL ASSETS		$20,548,076	$23,055,462

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable		$140,946	$114,398
Contingencies	6
Trust corpus — 7,850,000 units of beneficial interest authorized, issued and outstanding		20,407,130	22,941,064

TOTAL LIABILITIES AND TRUST CORPUS		$20,548,076	$23,055,462

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For	For
		the Three	the Three
		Months Ended	Months Ended
	Note	September 30, 2009	September 30, 2008
Royalty income		$2,319,293	$7,899,815

Interest income		307	10,534

		2,319,600	7,910,349

General and administrative expenses		(214,542)	(189,059)

Distributable income	1,5	$2,105,058	$7,721,290

Distributable income per unit (7,850,000 units)		$.27	$.98

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For	For
		the Nine	the Nine
		Months Ended	Months Ended
	Note	September 30, 2009	September 30, 2008
Royalty income		$10,262,889	$19,258,447

Interest income		4,394	29,364

		$10,267,283	$19,287,811

General and administrative expenses		(946,085)	(749,174)

Distributable income	1,5	$9,321,198	$18,538,637

Distributable income per unit (7,850,000 units)		$1.19	$2.36

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		For	For
		the Nine	the Nine
		Months Ended	Months Ended
	Note	September 30, 2009	September 30, 2008
Trust corpus, beginning of period		$22,941,064	$26,353,024
Amortization of royalty interests		(2,411,450)	(2,756,695)
Distributable income		9,321,198	18,538,637
Distributions to unitholders	5	(9,443,682)	(18,324,236)

Trust corpus, end of period		$20,407,130	$23,811,730

Distributions per unit (7,850,000 units)	5	$1.20	$2.33

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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of September 30, 2009, no impairment is required.
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

3. NEW ACCOUNTING PRONOUNCEMENTS
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes accounting and reporting standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This guidance was effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements. Refer to footnote 5 for required disclosures.
     In June 2009, the FASB issued guidance which changes the way entities account for securitizations. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.
     In June 2009, the FASB issued guidance which changes the way entities account for special-purpose entities. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.
     In June 2009, the FASB issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.

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
     No distributions have been declared by the Trust subsequent to September 30, 2009. Subsequent events have been evaluated through November 2, 2009, the date of the issuance of these condensed financial statements.
6. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2009, other than as stated below.
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
Results of Operations
Three and Nine Month Periods Ended September 30, 2009 Compared to Three and Nine Month Periods Ended September 30, 2008
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.
     The Trust received royalty income amounting to $2,319,293 during the third quarter of 2009 compared to $7,899,815 during the third quarter of 2008. This revenue was derived from the receipt of cash on production of 690 MMcf at an average price received of $3.36 per mcf after deducting production taxes of $147,689 during the nine months ended September 30, 2009 compared to 763 MMcf with an average price of $10.36 per mcf after deducting production taxes of $507,478 in the third quarter of 2008. The Trust received royalty income amounting to $10,262,889 during the nine months ended September 30, 2009 compared to $19,258,447 during the nine months ended September 30, 2008. This revenue was derived from the receipt of cash on production of 2,084 MMcf at an average price received of $4.93 per mcf after deducting production taxes of $654,926 during the nine months ended September 30, 2009 compared to 2,349 MMcf with an average price of $8.20 per mcf after deducting production taxes of $1,238,186 in the nine months ended September 30, 2008. For the nine-month period ended September 30, 2009, the Trust was negatively impacted by the decrease in natural gas prices, as compared with the nine-month period ending September 30, 2008. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to normal depletion of existing available reserves. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
     Interest income during the third quarter of 2009 amounted to $307 compared to $10,534 for the same period in 2008 due to lower interest rates and fewer funds available for investing. Interest income during the nine months ended September 30, 2009 amounted to $4,394 compared to $29,364 for the nine months ended September 30, 2008. This decrease is a result of lower interest rates in 2009 than in 2008 and fewer funds available for investing.
     Administrative expenses during the third quarter of 2009 amounted to $214,542 compared to $189,059 in the third quarter of 2008. Administrative expenses during the nine months ended September 30, 2009 amounted to $946,085 compared to $749,174 for the nine months ended September 30, 2008. For this period, these expenses were primarily related to administrative services provided by HighMount Alabama, the Trustee and the Transfer Agent, and the preparation of quarterly reports for submission to the Securities and Exchange Commission and to Unitholders during the period. The increase in administrative expenses in the third quarter of 2009 as compared to the third quarter of 2008 is primarily due to increased Unitholder reporting.
     Distributable income for the third quarter of 2009 was $2,105,058, or $.27 per Unit, compared to distributable income for the third quarter of 2008 of $7,721,290, or $.98 per Unit. Distributable income for the nine months ended September 30, 2009 was $9,321,198, or $1.19 per Unit, compared to $18,538,637, or $2.36 per Unit, for the nine months ended September 30, 2008. The Trust made a distribution on September 8, 2009 of $0.264913 per Unit compared to a distribution of $0.972064 per Unit made during the third quarter of 2008.
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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of September 30, 2009, no impairment is required.
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the third quarter of 2009 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the second quarter of 2009.

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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2009, other than as stated below.
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
New Accounting Standards
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes accounting and reporting standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This guidance was effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements. Refer to footnote 5 for required disclosures.
     In June 2009, the FASB issued guidance which changes the way entities account for securitizations. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.
     In June 2009, the FASB issued guidance which changes the way entities account for special-purpose entities. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.
     In June 2009, the FASB issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.

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

Date: November 2, 2009
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