Form 10-K
period 2009-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2010-03-16
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $124,030,000.
At March 1, 2010, there were 7,850,000 units of beneficial interest outstanding.
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
     “Ralph E. Davis & Associates” means Ralph E. Davis & Associates, independent petroleum engineers.
     “Reserve Estimate” means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2009, prepared by Ralph E. Davis & Associates.
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
Liabilities of the Trustee and the Delaware Trustee
     Each of the Trustee and the Delaware Trustee may act in its discretion and is personally or individually liable only for fraud or acts or omissions in bad faith or that constitute gross negligence (and for taxes, fees and other charges on, based on or measured by any fees, commissions or compensation received pursuant to the Trust Agreement) and will not be otherwise liable for any act or omission of any agent or employee unless such Trustee has acted in bad faith or with gross negligence in the selection and retention of such agent or employee. Each of the Trustee and the Delaware Trustee (and their respective agents) is indemnified by HighMount Alabama and from the Trust assets for certain environmental liabilities, and for any other liability, expense, claim, damage or other loss incurred in performing its duties, unless resulting from gross negligence, fraud or bad faith (each of the Trustee and the Delaware Trustee is indemnified from the Trust assets against its own negligence that does not constitute gross negligence), and will have a first lien upon the assets of the Trust as security for such indemnification and for reimbursements and compensation to which it is entitled; provided that the Trustee and the Delaware Trustee are generally required to first be indemnified from the Trust assets before seeking indemnification from HighMount Alabama. HighMount Alabama also has agreed to indemnify the Trustee and the Delaware Trustee against liabilities under certain securities laws. Neither the Trustee nor the Delaware Trustee is entitled to indemnification from Unitholders (except in connection with lost or destroyed Unit certificates). Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), is permitted to the Trustee pursuant to the foregoing provisions, the Trustee has been informed that in the opinion of the Securities and Exchange Commission (the “SEC”), such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.
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
DESCRIPTION OF UNITS
     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2010, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.
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

Periodic Reports
     The Trustee causes a reserve report to be prepared for the Trust (by a firm of independent petroleum engineers mutually selected by the Trustee and the Company) each year showing estimated proved natural gas reserves and other reserve information attributable to the Royalty Interests as of December 31 of such year. Such reserve reports show estimated future net revenues and the net present value (discounted at 10 percent) of the estimated future net revenues (using the average market price over the prior 12-month period or applicable contract price as of December 31 as appropriate) from proved reserves attributable to the Royalty Interests. The costs of the reserve reports are paid by the Trust and constitute an administrative expense. The Trustee also provides to HighMount Alabama and the Company, within 15 days after the end of each calendar quarter, a written itemized report showing all administrative costs of the Trust paid during such quarter.
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
     The Trustee files such returns for federal income tax purposes as it is advised are required to comply with applicable law. The Trustee mails to each person or entity who was a Unitholder of record (i) on the record date for each such calendar quarter and (ii) on a Special Distribution Amount record date occurring during such quarter, if any, a report that shows in reasonable detail information to permit each Unitholder to make all calculations reasonably necessary for tax purposes. The Trustee treats all income, credits and deductions recognized during each calendar quarter during the term of the Trust as having been recognized by holders of record on the quarterly record date established for the distribution unless otherwise advised by counsel. Available year-end tax information permitting each Unitholder to make all calculations reasonably necessary for tax purposes is distributed by the Trustee to Unitholders no later than March 15 of the following year. See also page 22 regarding certain reporting requirements imposed upon middlemen under Treasury Regulations because the Trust is considered a WHFIT for federal income tax purposes.
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
Transfer Agent
     BNY Mellon Shareholder Services served as transfer agent and registrar for the Units until May 31, 2009. Subsequent to that date, American Stock Transfer & Trust Company became the transfer agent and registrar for the Units.
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

Classification and Taxation of the Trust	The Trust is a Grantor Trust for federal tax purposes and not an association taxable as a corporation. As a Grantor Trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with each such Unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2009, the Trust earned interest income on funds held for distribution. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

Individuals may deduct “miscellaneous itemized deductions” (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a Grantor Trust, like the Trust.

Treatment of the Royalty Interests	Each Royalty Interest is a nonoperating economic interest in an Underlying Property because it is a right to a fixed percentage of the gross proceeds from the sale of gas as, if and when produced from such properties, the right endures for the economic life of the burdened reserves and the right is not required to bear any cost of developing or producing such gas.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalty Interests or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unitholder’s depletable tax basis in the Units. Rather, a Unitholder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. If any portion of the Royalty Interests is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the Treasury Regulations govern dispositions of property after March 13, 1995. The IRS likely will take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the Code for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income and depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See third paragraph under “Description of Units—Periodic Reports.”

WHFIT Reporting Requirements	Some Trust Units are held by middlemen, as such term is broadly defined in Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.dom-dominionblackwarriortrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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
     The Alabama Department of Revenue (the “DOR”) has issued a letter ruling that permits the Trust to file a “composite income tax return” on behalf of all Unitholders who are not residents of Alabama. The filing of the composite income tax return and acceptance of the return by DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for each of the years 1995-2008 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2009 and each year thereafter for so long as the composite return does not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2009. Accordingly, no Alabama state income tax is due under the 2009 return.
     No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2009 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, “Nonresident Unitholders” will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year that shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as “Resident Unitholders.”
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
Environmental Regulation
     Operations on the Underlying Properties associated with the production of natural gas are subject to numerous federal and state laws, rules and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws, rules and regulations require the acquisition of certain permits, impose substantial liabilities for pollution resulting from exploration and production operations and may also restrict air or other pollution resulting from operations. It is possible that federal and state environmental laws and regulations will become more stringent in the future. For example, there is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Various regulatory bodies have announced their intent to regulate GHG emissions. It is impossible to predict what the precise effect additional regulation or legislation, or enforcement policies thereunder, could have on the operation of the Underlying Properties. However, any costs or expenses incurred by the Company in connection with environmental liabilities arising out of or relating to activities occurring on, in or in connection with, or conditions existing on or under, the Underlying Properties, will be borne by the Company and not the Trust, and such costs and expenses will not be deducted in calculating Gross Proceeds. Such costs and expenses may, however, be taken into account by the Company in exercising its rights to abandon a well and may accelerate the termination of the Trust. See “Properties—The Royalty Interests—Sale and Abandonment of Underlying Properties” and “Properties—Description of the Trust—Termination and Liquidation of the Trust.”
     Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by the Alabama Department of Environmental Management (“ADEM”). ADEM initially issued five permits in connection with the Underlying Properties, which were consolidated into one permit in February 1994. The ADEM permit was renewed in 1999, again in 2004, and a timely renewal application was submitted in 2009. The 2004 permit is administratively extended until such time as ADEM reviews and issues a renewal permit. It generally authorizes water disposal based upon the Black Warrior River’s minimum flow rate and maximum chloride level. The Company has advised the Trust that since 1987 water disposal from the Underlying Properties has not been disrupted.
     While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder, the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the

Trust. The Company has informed the Trust that it has not budgeted any money during 2010 for expenditures related to environmental remediation.
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
     The Trust’s revenues and distributions to Unitholders will be primarily dependent on the sales prices for Gas produced from the Underlying Properties and the quantities of Gas sold. Natural gas prices have historically been volatile and are likely to continue to be volatile. Price volatility and the risk of production curtailment make it difficult to estimate the future levels of cash distributions to Unitholders or the value of the Units. Since the termination of the Gas Purchase Agreement, a gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for the period of April 1, 2006 through October 31, 2006. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. A gas sales contract was entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy and ConocoPhillips for base load gas for the period April 1, 2008 through October 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and Sequent for base load gas for the period November 1, 2008 through March

31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron, ConocoPhillips and Sequent for base load gas for the period April 1, 2009 through October 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and ConocoPhillips for base load gas for the period November 1, 2009 through March 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and HighMount Alabama.

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
     The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted, which could not be accrued in GAAP financial statements.
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
     Currently, cash held by the Trustee as a reserve for liabilities and for the payment of expenses and distributions to Unitholders is invested in Bank of America money market accounts which are backed by the good faith of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation. Each Unitholder should independently assess the creditworthiness of Bank of American, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas.

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
     The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by Dominion Black Warrior Basin, Inc. in accordance with the Operating Agreement. See “—Operation of Properties.” The Underlying Properties comprise 34,212 gross acres of land in an area approximately 5 miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2009, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.
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
     Present Activities – Well Count and Acreage Summary. The following table shows as of December 31, 2009, the gross and net producing wells and acres for the Company Interests. The Net wells and acres are determined by multiplying the Gross Wells or acres by the Company Interests Owner’s Working Interest in the wells or acres.

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
     Water Removal and Disposal. Water from the wells located on the Underlying Properties is pumped from the wellhead to one of five water disposal systems, each with two ponds, where the water is analyzed and chemically treated to remove impurities prior to discharge into the Black Warrior River. Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by ADEM. The ADEM permit was renewed in 2004 and a timely renewal application was submitted in 2009. The 2004 permit is administratively extended until such time as ADEM reviews and issues a renewal permit. The ADEM permit generally authorizes water disposal based upon the Black Warrior River’s minimum flow rate and maximum chloride level. The Company has advised the Trust that, since 1987, water disposal from the Underlying Properties has not been disrupted. Although the facilities of the Company have the capacity to store several days of water production, if water disposal into the Black Warrior River is disrupted, natural gas production from the wells on the Underlying Properties would be curtailed during the period of such disruption. See “Business—Regulation and Prices—Environmental Regulation.”

     Curtailments. The Company has advised the Trust that during 2009 production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.
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
Reserve Estimate
     Reserve Estimate. The following table summarizes net proved reserves estimated as of December 31, 2009, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves located in the United States. The Reserve Estimate was prepared in accordance with criteria established by the Commission.
Summary of Gas Reserves as of December 31, 2009 Based on Average Fiscal-Year Prices

December 31, 2009
Net Proved (MMcf) (a):
Developed	15,750
Undeveloped	0
Total Proved	15,750
Estimated Future Net Revenues (in thousands) (a)(b):
2010	$7,336
2011	6,428
2012	5,631
2013	4,922
2014	4,268
Thereafter	23,252
Total	$51,837
Total Discounted at 10 Percent	$32,525

(a)	The estimates of reserves and future net revenues summarized in this table are based upon a price of $3.70 per Mcf, which represented the average market price for gas in their fields during the 12-month period prior to December 31, 2009, determined as an unweighted arithmetic average of the first day of the month price for each month within such period. This price may not be the most representative price for estimating reserves or related future net revenues data.

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
     The reserve data set forth herein, which was prepared by Ralph E. Davis & Associates in a manner customary in the industry, is an estimate only, and actual quantities, rates of production and sales prices for natural gas are likely to differ from the estimated amounts set forth herein, and such differences could be significant. Allen C. Barron is the technical person primarily responsible for overseeing the preparation of the reserves estimates. Mr. Barron graduated from The University of Houston in 1968 with a Bachelor of Science degree in Chemical Engineering with a Petroleum Engineering option. Mr. Barron is a licensed professional engineer in the State of Texas with over thirty years experience in conducting evaluations and engineering studies of U.S. oil and gas fields and international energy assets.
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
     Because the process of estimating oil and gas reserves is complex and requires significant judgment, the Trustee has developed internal policies and controls for estimating reserves. The Trust does not have information that would be available to a company with oil and gas operations because detailed information is not generally available to owners of royalty interests. The Trustee gathers production information from HighMount and provides such information to Ralph E. Davis & Associates, who extrapolates from such information estimates of the reserves attributable to the Underlying Properties based on its expertise in the oil and gas fields where the Underlying Properties are situated, as well as publicly available information. The Trust’s policies regarding reserve estimates require proved reserves to be in compliance with the SEC definitions and guidance.
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
     The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust, and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 2.2 Bcf in 2010 to 1.3 Bcf in 2014.
     Drilling and other exploratory and development activities. Detailed information concerning the number of wells on royalty properties is not generally available to the owner of Royalty Interests. Consequently, the Registrant does not have information that would be disclosed by a company with oil and gas operations, such as an accurate count of the number of wells located on the Underlying Properties, the number of exploratory or development wells drilled on the Underlying Properties during the periods presented by this report, or the number of wells in process or other present activities on the Underlying Properties, and the Registrant cannot readily obtain such information.
     Miscellaneous. Ralph E. Davis & Associates has delivered to the Trust the Reserve Estimate, a summary of which is included as an exhibit to this Form 10-K. Information concerning historical changes in net proved developed reserves attributable to the Royalty Interests, and the calculation of the standardized measure of discounted future net revenues related thereto, is contained in Note 9 of the Notes to the Financial Statements incorporated by reference in Item 8 hereof. Neither the Company nor Highmount Alabama has filed reserve estimates covering the Royalty Interests with any other federal authority or agency.
Natural Gas Sales Prices and Production
     The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and information regarding natural gas sales prices for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

	Year ended December 31,
	2009	2008	2007
Production attributable to the Royalty Interests (Bcf)	2.7	3.1	3.3
Weighted average property, production (per Mcf)	$0.24	$0.54	$0.42
Average Sales Price or Contract Price, as applicable (per Mcf)	$4.03	$9.20	$6.97
Gas Purchase Agreement
     El Paso, successor to Sonat Marketing, was required under the Gas Purchase Agreement to purchase the Gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004.
     Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas for the period of November 1, 2004 through March 31, 2005. A gas sales contract was entered into with Sequent Energy for base load gas for the period of April 1, 2005 through October 31, 2005. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. A gas sales contract was entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy and ConocoPhillips for base load gas for the period April 1, 2008 through October 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and Sequent for base load gas for the period November 1, 2008 through March 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron, ConocoPhillips and Sequent for base load gas for the period April 1, 2009 through October 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and ConocoPhillips for base load gas for the period November 1, 2009 through March 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and HighMount Alabama.
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
Sale and Abandonment of Underlying Properties
     The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the

Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2009, none of the wells included in the Underlying Properties had been plugged and abandoned.
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

Item 4.	Reserved.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The Units in the Trust are listed and traded on the NYSE under the symbol “DOM.” The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the NYSE and the amount of quarterly cash distributions per Unit paid by the Trust.

	Price
	High	Low	Distribution per Unit
2009
First Quarter	$20.49	$11.25	$0.578705
Second Quarter	$19.95	$14.70	$0.359399
Third Quarter	$17.05	$13.73	$0.264913
Fourth Quarter	$16.78	$14.01	$0.246351
2008
First Quarter	$23.05	$15.25	$0.651500
Second Quarter	$27.50	$21.06	$0.710735
Third Quarter	$25.99	$20.00	$0.972063
Fourth Quarter	$22.31	$12.00	$0.910488
     At March 1, 2010, there were 7,850,000 Units outstanding and approximately 412 Unitholders of record.
     The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data.

		Year Ended December 31,
	2009	2008	2007	2006	2005
Royalty Income	$12,425,827	$26,537,428	$21,962,082	$31,403,042	$31,918,416
Distributable Income	$11,197,573	$25,644,510	$20,912,169	$30,467,067	$31,029,034
Distributable Income per Unit	$1.43	$3.27	$2.66	$3.88	$3.95
Distributions per Unit	$1.45	$3.24	$2.68	$3.88	$3.95
Total Assets, December 31	$19,513,673	$23,055,462	$26,676,808	$30,692,809	$34,838,807
Total Corpus, December 31	$19,345,951	$22,941,064	$26,353,024	$30,444,631	$34,582,715

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
     The amount of distributable income of the Trust for any calendar year may differ from the amount of cash available for distribution to the Unitholders in such year due to differences in the treatment of the expenses of the Trust and the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized when they are paid or reserves are established whereas royalty income is recognized when received by the Trust. Consequently, the reported distributable income of the Trust for any year is determined by deducting from the income received by the Trust the amount of expenses paid by the Trust during such year. The amount of cash available for distribution to Unitholders is determined after adjustment for changes in reserves for unpaid liabilities in accordance with the provisions of the Trust Agreement. See Note 6 to the financial statements of the Trust appearing elsewhere in this Form 10-K for additional information regarding the determination of the amount of cash available for distribution to Unitholders.
     The year 2009 marked the fifteenth full year of the existence of the Trust. The Trust received royalty income amounting to $12,425,827 during the year ended December 31, 2009, compared to $26,537,428 for 2008 and $21,962,082 for 2007, declining primarily due to lower production and significantly lower prices for natural gas. The royalty income received by the Trust was net of the Royalty Interests’ allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 2009 increased to $1,232,893, compared to $931,256 for 2008 and $1,120,031 for 2007. Distributable income for the year ended December 31, 2009 was $11,197,573 or $1.43 per Unit, compared to $25,644,510, or $3.27 per Unit, for 2008 and $20,912,169, or $2.66 per Unit, for 2007. The increase in administrative expenses in 2009 compared to 2008 was primarily the result of a significant increases for professional expenses relating to compliance with The Sarbanes Oxley Act of 2002. The decrease in administrative expenses in 2008 compared to 2007 was primarily the result of a decrease in the number of Unitholders.

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
     Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2009, 2008 and 2007, was based on production volumes and natural gas prices for the periods from October 1, 2008 to September 30, 2009, October 1, 2007 to September 30, 2008 and October 1, 2006 to September 30, 2007, respectively.
     The following table sets forth the production volumes attributable to the Trust’s Royalty Interests and the average sales Price and Index Price for such production for the periods indicated. These Assets are mature natural gas properties and production should decline in the latter years.

	For 12 Months Ended
	September 30,
	2009	2008	2007
Production (Bcf)(1)	2.758	3.098	3.402
Production (MMBtu)(2)	2.761	3.104	3.415
Average Sales or Contract Price Received ($/MMBtu)	$4.79	$9.10	$6.84
Average Index Price ($/MMBtu)	$4.46	$9.35	$7.07

(1)	Billion cubic feet of natural gas.

(2)	Trillion British Thermal Units.
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

     Contracts were secured from various purchasers following termination of the Gas Purchase Agreement. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. A gas sales contract was entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy and ConocoPhillips for base load gas for the period April 1, 2008 through October 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and Sequent for base load gas for the period November 1, 2008 through March 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron, ConocoPhillips and Sequent for base load gas for the period April 1, 2009 through October 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and ConocoPhillips for base load gas for the period November 1, 2009 through March 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and HighMount Alabama.
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2009, 2008 and 2007, by independent petroleum engineers. The reserve quantities of 15.7 Bcf for 2009 compared to 19.8 Bcf for 2008 and compared to 22.6 Bcf for 2007, reflect a decline in reserves between 2007 and 2008 and between 2008 and 2009 as a result of production and a significant change in prices which affects the change in quantities. See “Financial Statements and Supplementary Data — Notes to Financial Statements— Note 9.”
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

1. Basis of Accounting
     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:
•	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.
•	General and administrative expenses are recorded based on liabilities paid and cash reserves established out of cash received.
•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to Trust corpus based upon when revenues are received.
•	Distributions to Unitholders are recorded when declared by the Trustee (see “Financial Statements and Supplementary Data — Notes to Financial Statements — Note 6).
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
2. Impairment
     The net amount of Royalty Interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of Royalty Interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the Trust corpus. As of December 31, 2009, no impairment is required.
3. Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced for the twelve-month period ended September 30th in that calendar year.
4. Reserve Disclosure
     Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interest. In accordance with FASB guidance, estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
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

5. Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2009, other than as stated below.
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
New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.
     In December 2007 the FASB issued guidance that requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In December 2007, the FASB issued guidance which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In March 2008, the FASB issued guidance effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed, that amends and expands the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In April 2009, the FASB issued guidance that amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In May 2009, the FASB issued guidance which establishes accounting and reporting standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance was effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements.
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
     In September 2009, the FASB made several revisions to guidance that are intended to align the requirements for oil and gas reporting under GAAP with the SEC. Key provisions include expanding the definition of “oil-and-gas-producing activities” to include nontraditional resources in reserves, amending the definition of “proved oil and gas reserves” to change the pricing used to estimate reserves, providing guidance on “geographic area” with respect to disclosure of information about significant reserves, and clarifying disclosures required for equity method investments. The revised standard is effective for the Trust for the period ended December 31, 2009. Refer to Note 9 of the Notes to Financial Statements for required disclosures.

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
Tabular Disclosure of Contractual Obligations

		Payments Due by Period
		Less than 1	1 - 3	3-5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years
Distribution declared subsequent to year end	$2,137,720	$2,137,720	0	0	0
Total	$2,137,720	$2,137,720	0	0	0
     The above payable relates to distributions declared February 19, 2010 and payable March 11, 2010 to Unitholders of record on March 1, 2010.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments. The assets of the Trust are passive in nature, and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the

Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. Funds held by the Trust pending distribution to Unitholders and in reserve for the payment of Trust expenses and liabilities are invested in Bank of America, N.A. money market accounts, which are backed by the good faith and credit of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation. Each Unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. Additionally, the Trust’s future royalty income may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of crude oil and natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A — Risk Factors — Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.” The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk. Information contained in Bank of America, N.A’s periodic filings with the SEC is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that the Trust makes with the SEC.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee:
We have audited the accompanying statements of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Trust (“the Trust”) as of December 31, 2009 and 2008, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Dominion Resources Black Warrior Trust at December 31, 2009 and 2008, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2009, on the basis of accounting described in Note 2.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Trust’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Austin, TX
March 16, 2010

DOMINION RESOURCES BLACK WARRIOR TRUST
FINANCIAL STATEMENTS
Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$13,123	$139,764
Royalty interests in gas properties (less accumulated amortization of $136,316,950 and $132,901,802, respectively)	19,500,550	22,915,698

Total Assets	$19,513,673	$23,055,462

LIABILITIES AND TRUST CORPUS
Trust expenses payable	$167,722	$114,398
Trust corpus (7,850,000 units of beneficial interest authorized, issued and outstanding)	19,345,951	22,941,064

Total Liabilities and Trust Corpus	$19,513,673	$23,055,462

Statements of Distributable Income

	Year Ended December 31,
	2009	2008	2007
Royalty income	$12,425,827	$26,537,428	$21,962,082
Interest income	4,639	38,338	70,118

	12,430,466	26,575,766	22,032,200
General and administrative expenses	(1,232,893)	(931,256)	(1,120,031)

Distributable income	$11,197,573	$25,644,510	$20,912,169

Distributable income per unit (7,850,000 units)	$1.43	$3.27	$2.66

Distributions per unit	$1.45	$3.24	$2.68

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2009	2008	2007
Trust corpus, beginning of period	$22,941,064	$26,353,024	$30,444,631
Amortization of Royalty Interests	(3,415,148)	(3,584,906)	(3,989,396)
Distributable income	11,197,573	25,644,510	20,912,169
Distributions to Unitholders	(11,377,538)	(25,471,564)	(21,014,380)

	$19,345,951	$22,941,064	$26,353,024

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
Years Ended December 31, 2009, 2008 and 2007
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
2. Basis of Accounting
     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:
•	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

•	General and administrative expenses are recorded based on liabilities paid and cash reserves established out of cash received.

•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to Trust corpus based upon when revenues are received.

•	Distributions to Unitholders are recorded when declared by the Trustee (see Note 6).
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
Impairment
     The net amount of Royalty Interests in Gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of Royalty Interests in Gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the Trust corpus. As of December 31, 2009, no impairment is required.
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
3. New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.
     In December 2007 the FASB issued guidance that requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In December 2007, the FASB issued guidance which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity)

and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In March 2008, the FASB issued guidance effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed, that amends and expands the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In April 2009, the FASB issued guidance that amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In May 2009, the FASB issued guidance which establishes accounting and reporting standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance was effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements.
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
     In September 2009, the FASB made several revisions to guidance that are intended to align the requirements for oil and gas reporting under GAAP with the SEC. Key provisions include expanding the definition of “oil-and-gas-producing activities” to include nontraditional resources in reserves, amending the definition of “proved oil and gas reserves” to change the pricing used to estimate reserves, providing guidance on “geographic area” with respect to disclosure of information about significant reserves, and clarifying disclosures required for equity method investments. The revised standard is effective for the Trust for the period ended December 31, 2009. Refer to Note 9 of the Notes to Financial Statements for required disclosures.
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
Some Trust Units are held by middlemen, as such term is broadly defined in the Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America, Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information beginning with the 2008 tax year in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.dom-dominionblackwarriortrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.
     Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.
5. Related Party Transactions
     Until July 2007, Dominion Resources provided accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994, after which HighMount Alabama assumed this function. During 2009 the fee for these services was $463,987 and will increase annually by three percent. Fees paid by the Trust to HighMount in 2008 were $450,473 and aggregate fees paid by the Trust to HighMount and Dominion Resources in 2007 were $440,560.
     Aggregate fees and expense reimbursements paid by the Trust to the Trustees in 2009, 2008 and 2007 were $51,399, $50,047 and $48,735, respectively.
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
7. Subsequent Events
     Subsequent to December 31, 2009, the Trust declared and paid the following distribution:

Quarterly		Distribution
Record Date	Payment Date	per Unit
March 1, 2010	March 11, 2010	$0.272321
8. Quarterly Financial Data (Unaudited)
     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2009 and 2008 (in thousands, except per Unit amounts):

			Distributable
Calendar Quarter	Royalty Income	Distributable Income	Income per Unit
2009
First	$4,773	$4,362	$0.56
Second	3,171	2,855	0.36
Third	2,319	2,105	0.27
Fourth	2,163	1,876	0.24

	$12,426	$11,198	$1.43

2008
First	$5,436	$5,182	$0.66
Second	5,922	5,636	0.72
Third	7,900	7,721	0.98
Fourth	7,279	7,106	0.91

	$26,537	$25,645	$3.27

     Selected 2009 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income	$2,163
Interest income	$1
General and administrative expenses	($288)

Distributable income	$1,876

Distributable income per Unit	$0.24
Distributions per Unit	$0.24
     Due to revisions in estimate of reserve quantities (see Note 9), estimated amortization of royalty interests increased by approximately $222,943, decreased by approximately $48,747 and increased by approximately $135,000, during the fourth quarters of 2009, 2008 and 2007, respectively. These adjustments did not have an impact on the Trust’s distributable income.
9. Supplemental Gas Disclosure (Unaudited)
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2009, 2008, 2007, and January 1, 2007, by independent petroleum engineers.
     In accordance with FASB guidance, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and average natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The average price for December 31, 2009, and the year-end prices for December 31, 2008 and December 31, 2007, were $3.699, $5.714, and $7.224 per Mcf, respectively. As of February 26, 2010, published Gas prices were approximately $4.82 per Mcf. The use of such price as compared to $3.70 per Mcf, which was used to calculate the below information, would result in a higher standardized measure of discounted future net cash flows for Gas.
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
     The reserve estimates for the Royalty Interests are based on a percentage share of the Company’s Gross Proceeds payable to the Trust of 65 percent.

Proved developed reserves at January 1, 2007	26,875
Revisions of previous estimates	(966)
Production (MMcf)	(3,312)

Proved developed reserves at December 31, 2007	22,597
Revisions of previous estimates	301
Production (MMcf)	(3,098)

Proved developed reserves at December 31, 2008	19,800
Revisions of previous estimates	(1,292)
Production (MMcf)	(2,758)

Proved developed reserves at December 31, 2009	15,750

     All proved reserve estimates presented above at December 31, 2009, 2008, 2007 and January 1, 2007, are proved developed.
     Proved reserves, all located in the United States, for the Trust’s Interests are those quantities of coal seam gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The Trust’s proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2009, 2008 and 2007 relating to the Trust’s Royalty Interests (thousands of dollars):

	2009	2008	2007
Future cash inflows	$55,145	$102,862	$150,179
Future severance taxes	(3,309)	(6,171)	(9,010)

Future net cash flows	51,836	96,691	141,169

10% annual discount for estimated timing of cash flow	(19,311)	(39,321)	(56,320)

Standardized measure of discounted future net cash flows	$32,525	$57,370	$84,849

     Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002.
     The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the period ended December 31, 2008, 2007 and 2006 (thousands of dollars):

	2009	2008	2007
Balance at beginning of period	$57,370	$84,849	$84,686
Increase (decrease) due to:
Royalty income, net of taxes	(12,426)	(26,537)	(21,962)
Changes in prices	(19,589)	(21,711)	22,619
Changes in estimated volumes	1,433	12,285	(8,962)
Accretion of discount	5,737	8,485	8,469

Balance at December 31	$32,525	$57,370	$84,849

10. Gas Purchase Agreement
     El Paso Merchant Energy–Gas, L.P. (“El Paso”), successor to Sonat Marketing Company (“Sonat Marketing”), was required under a gas purchase agreement (the “Gas Purchase Agreement”) to purchase the gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004.
     Contracts were secured from various purchasers following termination of the Gas Purchase Agreement. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. A gas sales contract was entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy and ConocoPhillips for base load gas for the period April 1, 2008 through October 31, 2008. Gas sales contracts were entered into with Atmos, BP

Energy, Chevron and Sequent for base load gas for the period November 1, 2008 through March 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron, ConocoPhillips and Sequent for base load gas for the period April 1, 2009 through October 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and ConocoPhillips for base load gas for the period November 1, 2009 through March 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and HighMount Alabama.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by the Company.
Changes in Internal Control Over Financial Reporting
     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2009. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2009, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee
     We have audited the internal control over financial reporting of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
     In our opinion, the Dominion Resources Black Warrior Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of the Trust as of December 31, 2009 and the related statement of distributable income and changes in trust corpus for the year ended December 31 2009, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Austin, TX
March 16, 2010

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
     The following is a description of certain fees and expenses anticipated to be paid or borne by the Trust, including fees expected to be paid to HighMount Alabama, the Trustee, the Delaware Trustee, American Stock Transfer & Trust Company (the “Transfer Agent”) or their respective affiliates.
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
     Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $45,047, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate, which is currently $150 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000, which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2009, the Trustee and the Delaware Trustee received total compensation of $46,399 and $5,000, respectively.
     Compensation of the Transfer Agent. The Transfer Agent receives no annual transfer agency fee per account.
     Fees to HighMount Alabama. HighMount Alabama will receive throughout the term of the Trust an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties as described in “Certain Relationships and Related Transactions, and Director Independence – Administrative Services Agreement.” Prior to July 2007, such services were performed by and the administrative services fee was paid to Dominion Resources.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Security Ownership of Certain Beneficial Owners. The Trustee knows of no Unitholder that is a beneficial owner of more than five percent of the outstanding Units.
     Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2010, Bank of America, N.A., the Trustee, beneficially owned 10,197 units. Mellon Bank (DE) National Association, the Delaware Trustee, did not beneficially own any Units.
     Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.
     Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Administrative Services Agreement
     Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. In July 2007, HighMount Alabama assumed Dominion Resources’ obligations under the Administrative Services Agreement and is entitled to the administrative services fee. The annual fee, payable in equal quarterly installments, is currently $463,987 and will increase annually by three percent.

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
Item 14. Principal Accounting Fees and Services.
     Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2009 and 2008 are:

	2009	2008
Audit Fees	$182,500	$71,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$182,500	$71,000

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
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2009 and 2008
Statements of Distributable Income for the years ended December 31, 2009, 2008 and 2007
Statements of Changes in Trust Corpus for the years ended December 31, 2009, 2008 and 2007
Notes to Financial Statements
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
Summary of Reserve Report, dated February 25, 2010, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2009, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

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
Ron E. Hooper
Senior Vice President and Administrator

Date: March 16, 2010
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
Summary of Reserve Report, dated February 25, 2010, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2009, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust