Form 10-Q
period 2010-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2010-05-06
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Number of units of beneficial interest outstanding at May 1, 2010: 7,850,000.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2009, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2010, the distributable income for the three-month periods ended March 31, 2010 and 2009 and the changes in trust corpus for the three-month periods ended March 31, 2010 and 2009, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of March 31, 2010, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Trustee.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2009, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 16, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2009, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Austin, Texas
May 6, 2010

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		March 31, 2010
	Note	(unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents		$78,869	$13,123

Royalty interests in gas properties (less accumulated amortization of $137,107,369 and $136,316,950, respectively)		18,710,131	19,500,550

TOTAL ASSETS		$18,789,000	$19,513,673

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable		$135,013	$167,722
Contingencies	6

Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding		18,653,987	19,345,951

TOTAL LIABILITIES AND TRUST CORPUS		$18,789,000	$19,513,673

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For the	For the
		Three Months Ended	Three Months Ended
	Note	March 31, 2010	March 31, 2009
Royalty income		$2,512,511	$4,772,827
Interest income		155	3,253

		2,512,666	4,776,080
General and administrative expenses		(276,492)	(413,951)

Distributable income	1,5	$2,236,174	$4,362,129

Distributable income per unit (7,850,000 units)		$.28	$.56

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		For the	For the
		Three Months Ended	Three Months Ended
	Note	March 31, 2010	March 31, 2009
Trust corpus, beginning of period		$19,345,951	$22,941,064
Amortization of royalty interests		(790,419)	(831,500)
Distributable income		2,236,174	4,362,129
Distributions to unitholders	5	(2,137,719)	(4,542,832)

Trust corpus, end of period		$18,653,987	$21,928,861

Distributions per unit (7,850,000 units)	5	$.27	$.56

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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of March 31, 2010, no impairment is required.
Use of Estimates
     The preparation of financial statements in conformity with the basis of accounting described above requires the Trustee to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.
3. NEW ACCOUNTING PRONOUNCEMENTS
     In June 2009, the FASB issued guidance which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance was effective for the Trust on January 1, 2010 and the adoption did not have an impact on the Trust’s financial statements.
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
6. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2010, other than as stated below.
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
Results of Operations
Three Month Period Ended March 31, 2010 Compared to Three Month Period Ended March 31, 2009
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
     The Trust received royalty income amounting to $2,512,511 during the first quarter of 2010 compared to $4,772,827 during the first quarter of 2009. This revenue was derived from the receipt of cash on production of 637 Mmcf at an average price of $3.94 per mcf after deducting production taxes of $146,062 compared to 718 Mmcf at an average price received of $6.64 per mcf after deducting production taxes of $305,315 compared in the first quarter of 2009. For the three-month period ended March 31, 2010, the Trust was negatively impacted by the decrease in natural gas prices and production, as compared with the three-month period ended March 31, 2009. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

     Interest income during the first quarter of 2010 amounted to $155 compared to $3,253 compared for the same period in 2009. This decrease is a result of substantially lower interest rates and less funds available for investment in 2010 than in 2009.
     Administrative expenses during the first quarter of 2010 amounted to $276,492 compared to $413,951 in the first quarter of 2009. For this period, these expenses were primarily related to administrative services provided by HighMount Alabama, the Trustee and the Transfer Agent, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The decrease in administrative expenses in the first quarter of 2010 as compared to the first quarter of 2009 is primarily due to timing of payments of expenses.
     Distributable income for the first quarter of 2010 was $2,236,174, or $.28 per Unit, compared to distributable income for the first quarter of 2009 of $4,362,129, or $0.56 per Unit. The Trust made a distribution on March 11, 2010 of $0.272321 per Unit compared to a distribution of $0.578705 per Unit made during the first quarter of 2009.
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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of March 31, 2010, no impairment is required.
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2010 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2009.
Reserve Disclosure
     Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. In accordance with FASB guidance, estimates of future net revenues from proved reserves have been prepared using the average market gas prices over the prior 12-month period or applicable contract price as of December 31 as appropriate, and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2010, other than as stated below.
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
New Accounting Standards
     In June 2009, the FASB issued guidance which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance was effective for the Trust on January 1, 2010 and the adoption did not have an impact on the Trust’s financial statements.
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
     The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. Funds held by the Trust pending distribution to Unitholders and in reserve for the payment of Trust expenses and liabilities are invested in Bank of America, N.A. money market accounts, which are backed by the good faith and credit of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation. Each Unitholder should independently assess the creditworthiness of

Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. Additionally, the Trust’s future royalty income may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of crude oil and natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A — Risk Factors — Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, which is accessible on the SEC’s website at www.sec.gov. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk. Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the Trust makes with the SEC.

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
For a discussion of legal proceedings, see the information under the heading “Item 3. Legal Proceedings” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, which is accessible on the SEC’s website at www.sec.gov. There have been no material developments in the legal proceedings disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009.
Items 1A through 5. Not applicable.

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

     Date: May 6, 2010
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