Form 10-Q
period 2010-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2010-08-05
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at August 5, 2010: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2009, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2010, the distributable income for the three-month and the six-month periods ended June 30, 2010 and 2009 and the changes in trust corpus for the six-month periods ended June 30, 2010 and 2009, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of June 30, 2010, and for the three-month and six-month periods ended June 30, 2010 and 2009 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of June 30, 2010, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2010 and 2009 and changes in trust corpus for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Austin, Texas
August 4, 2010

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		June 30, 2010
	Note	(unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents		$76,512	$13,123
Royalty interests in gas properties (less accumulated amortization of $137,807,768 and $136,316,950 respectively)		18,009,822	19,500,550

TOTAL ASSETS		$18,086,334	$19,513,673

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable		122,562	$167,722
Contingencies	6	—	—
Trust corpus — 7,850,000 units of beneficial interest authorized, issued and outstanding		17,963,772	19,345,951

TOTAL LIABILITIES AND TRUST CORPUS		$18,086,334	$19,513,673

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For	For
		the Three	the Three
		Months Ended	Months Ended
	Note	June 30, 2010	June 30, 2009
Royalty income		$2,829,610	$3,170,769
Interest income		196	833

		2,829,806	$3,171,602
General and administrative expenses		(299,186)	(317,098)

Distributable income	1, 5	$2,530,620	$2,854,504

Distributable income per unit (7,850,000 units)		$.32	$.36

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For the Six	For the Six
		Months Ended	Months Ended
	Note	June 30, 2010	June 30, 2009
Royalty income		$5,342,122	$7,943,596

Interest income		350	4,087

		5,342,472	7,947,683
General and administrative expenses		(575,678)	(731,049)

Distributable income	1, 5	$4,766,794	$7,216,634

Distributable income per unit (7,850,000 units)		$.61	$.92

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		For the Six	For the Six
		Months Ended	Months Ended
	Note	June 30, 2010	June 30, 2009
Trust corpus, beginning of period		$19,345,951	$22,941,064
Amortization of royalty interests		(1,490,728)	(1,613,267)
Distributable income		4,766,794	7,216,634
Distributions to unitholders	5	(4,658,245)	(7,364,115)

Trust corpus, end of period		$17,963,772	$21,180,316

Distributions per unit (7,850,000 units)	5	$.59	$.94

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
     On July 31, 2007, subsidiaries of HighMount Exploration & Production LLC (“HighMount”) purchased certain assets from subsidiaries of Dominion Resources, including all of the equity interests in the Company which owns the interests in the Underlying Properties that are burdened by the Trust’s Royalty Interests. The Trust continued to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement, dated as of June 28, 1994, between Dominion Resources and the Trust, to HighMount Alabama, a subsidiary of HighMount.
     On May 28, 2010, Walter Natural Gas, LLC, a wholly owned subsidiary of Walter Energy, LLC, acquired the Alabama natural gas interests of HighMount, effective March 1, 2010. The acquisition includes the Company’s Alabama coal bed methane operations, including the 532 existing conventional gas wells in which the Trust has a net profits interest. The transaction was structured as an acquisition of the membership interests in HighMount Alabama. HighMount Alabama will continue to be party to the Administrative Services Agreement and Trust Agreement. HighMount Alabama, which has changed its name to Walter Exploration & Production LLC, will continue to own all the interests in the Company, and the Company, which has changed its name to Walter Black Warrior Basin LLC, will continue to own the Underlying Properties. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. The Trust anticipates no change in operations or reporting that will significantly impact the Trust or its future revenue stream.
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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of June 30, 2010, no impairment is required.
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
6. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2010, other than as stated below.
     The Trust is named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. The Trustee does not believe this litigation will have a material effect on the Trust’s financial statements.
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
Results of Operations
Three and Six Month Periods Ended June 30, 2010 Compared to the Three and Six Month Periods Ended June 30, 2009
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.

     The Trust received royalty income amounting to $2,829,610 during the second quarter of 2010 compared to $3,170,769 during the second quarter of 2009. This revenue was derived from the receipt of cash on production of 565,617 mcf at an average price received of $5.00 per mcf after deducting production taxes of $188,371 compared to 675,487 mcf at an average price received of $4.99 per mcf after deducting production taxes of $201,922 in the second quarter of 2009. The Trust received royalty income amounting to $5,342,122 during the six months ended June 30, 2010 compared to $7,943,596 during the six months ended June 30, 2009. This revenue was derived from the receipt of cash on production of 1,204,014 mcf at an average price received of $4.44 per mcf after deducting production taxes of $334,435 compared to 1,393,947 mcf at an average price received of $5.70 per mcf after deducting production taxes of $507,237 in the six months ended June 30, 2009. For the three and six-month periods ended June 30, 2010, the Trust was negatively impacted by the decrease in natural gas prices and production, as compared with the three and six-month periods ended June 30, 2009. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
     Interest income during the second quarter of 2010 amounted to $196 compared to $833 compared for the same period in 2009. Interest income during the six months ended June 30, 2010 amounted to $350 compared to $4,087 for the six months ended June 30, 2009. This decrease is a result of substantially lower interest rates and less funds available for investment in 2010 than in 2009.
     Administrative expenses during the second quarter of 2010 amounted to $299,186 compared to $317,098 in the second quarter of 2009. Administrative expenses during the six months ended June 30, 2010 amounted to $575,678 compared to $731,049 for the six months ended June 30, 2009. For this period, these expenses were primarily related to administrative services provided by HighMount Alabama and the Trustee and Mellon Bank (DE) National Association, a national bank, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The decrease in administrative expenses in the second quarter of 2010 as compared to the second quarter of 2009 is primarily due to timing of payment of expenses.
     Distributable income for the second quarter of 2010 was $2,530,620, or $.32 per Unit, compared to distributable income for the second quarter of 2009 of $2,854,504, or $.36 per Unit. Distributable income for the six months ended June 30, 2010 was $4,766,794 or $.61 per Unit, compared to $7,216,634, or $0.92 per Unit for the six months ended June 30, 2009. The Trust made a distribution on June 9, 2010 of $0.321086 per Unit compared to a distribution of $0.359399 per Unit made during the second quarter of 2009.
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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of June 30, 2010, no impairment is required.
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the second quarter of 2010 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the first quarter of 2010.

Reserve Disclosure
     Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. In accordance with FASB guidance, estimates of future net revenues from proved reserves have been prepared using average market gas prices over the prior 12-month period or applicable contract price as of December 31 as appropriate and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2010, other than as stated below.
     The Trust is named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on plaintiff’s property and suppression of material facts by defendants, and plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. The Trustee does not believe this litigation will have a material effect on the Trust’s financial statements.
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
Item 4. Controls and Procedures.
     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by the Company. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

     Date: August 5, 2010
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