Form 10-Q
period 2010-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2010-11-09
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
     Number of units of beneficial interest outstanding at November 1, 2010: 7,850,000.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2009, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2010, the distributable income for the three-month and the nine-month periods ended September 30, 2010 and 2009 and the changes in trust corpus for the nine-month periods ended September 30, 2010 and 2009, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of September 30, 2010, and for the three-month and the nine-month periods ended September 30, 2010 and 2009 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of September 30, 2010, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2010 and 2009 and changes in trust corpus for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Austin, Texas
November 9, 2010

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		September 30, 2010
	Note	(unaudited)	December 31, 2009
ASSETS

Cash and cash equivalents		$105,444	$13,123

Royalty interests in gas properties (less accumulated amortization of $138,558,303 and $136,316,950, respectively)		17,259,197	19,500,550

TOTAL ASSETS		$17,364,641	$19,513,673

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable		$129,109	$167,722

Contingencies	6

Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding		17,235,532	19,345,951

TOTAL LIABILITIES AND TRUST CORPUS		$17,364,641	$19,513,673

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For	For
		the Three	the Three
		Months Ended	Months Ended
	Note	September 30, 2010	September 30, 2009
Royalty income		$2,393,118	$2,319,293

Interest income		251	307

		2,393,369	2,319,600

General and administrative expenses		(189,266)	(214,542)

Distributable income	1,5	$2,204,103	$2,105,058

Distributable income per unit (7,850,000 units)		$.28	$.27

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For	For
		the Nine	the Nine
		Months Ended	Months Ended
	Note	September 30, 2010	September 30, 2009
Royalty income		$7,735,240	$10,262,889

Interest income		601	4,394

		7,735,841	10,267,283

General and administrative expenses		(764,943)	(946,085)

Distributable income	1,5	$6,970,898	$9,321,198

Distributable income per unit (7,850,000 units)		$.89	$1.19

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		For	For
		the Nine	the Nine
		Months Ended	Months Ended
	Note	September 30, 2010	September 30, 2009
Trust corpus, beginning of period		$19,345,951	$22,941,064
Amortization of royalty interests		(2,241,353)	(2,411,450)
Distributable income		6,970,898	9,321,198
Distributions to unitholders	5	(6,839,964)	(9,443,682)

Trust corpus, end of period		$17,235,532	$20,407,130

Distributions per unit (7,850,000 units)	5	$.87	$1.20

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
     On May 28, 2010, Walter Natural Gas, LLC, a wholly owned subsidiary of Walter Energy, LLC, acquired the Alabama natural gas interests of HighMount, effective March 1, 2010. The acquisition included the Company’s Alabama coal bed methane operations, including the 532 existing conventional gas wells in which the Trust has a net profits interest. The transaction was structured as an acquisition of the membership interests in HighMount Alabama. HighMount Alabama will continue to be party to the Administrative Services Agreement and Trust Agreement. HighMount Alabama, which has changed its name to Walter Exploration & Production LLC, will continue to own all the interests in the Company, and the Company, which has changed its name to Walter Black Warrior Basin LLC, will continue to own the Underlying Properties. The Trust continues to have ownership in the Royalty Interests burdening the

Underlying Properties and such sale did not affect that ownership. The Trust anticipates no change in operations or reporting that will significantly impact the Trust or its future revenue stream.
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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of September 30, 2010, no impairment is required.
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
     Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.
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
6. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2010, other than as stated below.
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
Results of Operations
Three and Nine Month Periods Ended September 30, 2010 Compared to Three and Nine Month Periods Ended September 30, 2009
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.

     The Trust received royalty income amounting to $2,393,118 during the third quarter of 2010 compared to $2,319,293 during the third quarter of 2009. This revenue was derived from the receipt of cash on production of 606 MMcf at an average price received of $3.95 per mcf after deducting production taxes of $127,260 compared to 690 MMcf at an average price received of $3.36 per mcf after deducting production taxes of $147,689 in the third quarter of 2009. The Trust received royalty income amounting to $7,735,240 during the nine months ended September 30, 2010 compared to $10,262,889 during the nine months ended September 30, 2009. This revenue was derived from the receipt of cash on production of 1,810 MMcf at an average price received of $4.27 per mcf after deducting production taxes of $634,497 during the nine months ended September 30, 2010 compared to 2,084 MMcf at an average price received of $4.93 per mcf after deducting production taxes of $654,926 in the nine months ended September 30, 2009. For the three- and nine-month periods ended September 30, 2010, the Trust was positively impacted for the three months ended, but negatively impacted for the nine months ended September 30, 2010 by the fluctuations of natural gas prices and production, as compared with the three- and nine-month periods ended September 30, 2009. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
     Interest income during the third quarter of 2010 amounted to $251 compared to $307 for the same period in 2009 due to lower interest rates and fewer funds available for investing. Interest income during the nine months ended September 30, 2010 amounted to $601 compared to $4,394 for the nine months ended September 30, 2009. This decrease is a result of substantially lower interest rates in 2010 than in 2009.
     Administrative expenses during the third quarter of 2010 amounted to $189,266 compared to $214,542 in the third quarter of 2009. Administrative expenses during the nine months ended September 30, 2010 amounted to $764,943 compared to $946,085 for the nine months ended September 30, 2009. For this period, these expenses were primarily related to administrative services provided by Walter Exploration & Production LLC, the Trustee and Mellon Bank (DE) National Association, a national bank, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The decrease in administrative expenses in the third quarter of 2010 as compared to the third quarter of 2009 is primarily due to lower professional expenses.
     Distributable income for the third quarter of 2010 was $2,204,103, or $.28 per Unit, compared to distributable income for the third quarter of 2009 of $2,105,058, or $.27 per Unit. Distributable income for the nine months ended September 30, 2010 was $6,970,898, or $.89 per Unit, compared to $9,321,198, or $1.19 per Unit, for the nine months ended September 30, 2009. The Trust made a distribution on September 8, 2010 of $0.277926 per Unit compared to a distribution of $0.264913 per Unit made during the third quarter of 2009.
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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of September 30, 2010, no impairment is required.
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the third quarter of 2010 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the second quarter of 2010.

Reserve Disclosure
     Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. In accordance with FASB guidance, estimates of future net revenues from proved reserves have been prepared using average market gas prices over the prior 12-month period or applicable contract price as of December 31, as appropriate, and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2010, other than as stated below.
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
New Accounting Standards
     In June 2009, the FASB issued guidance which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance was effective for the Trust on January 1, 2010, and the adoption did not have an impact on the Trust’s financial statements.

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

     Date: November 9, 2010
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