Form 10-K
period 2010-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2011-03-11
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $87,998,500.
At March 1, 2011, there were 7,850,000 units of beneficial interest outstanding.
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
     “Company” means Walter Black Warrior Basin LLC, formerly known as HighMount Black Warrior Basin LLC, a Delaware limited liability company, as successor to Dominion Black Warrior Basin, Inc., an Alabama corporation.
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
     “HighMount Alabama” means HighMount Exploration & Production Alabama LLC, a Delaware limited liability company, now known as Walter Exploration & Production LLC.
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
     “Ralph E. Davis & Associates” means Ralph E. Davis & Associates, independent petroleum engineers.
     “Reserve Estimate” means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2010, prepared by Ralph E. Davis & Associates.
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
     “Walter Exploration & Production” means Walter Exploration & Production LLC, a Delaware limited liability company, previously known as HighMount Exploration & Production Alabama LLC.
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
     On July 31, 2007, subsidiaries of HighMount purchased certain assets from subsidiaries of Dominion Resources, including all of the equity interests in the Company which owns the interests in the Underlying Properties that are burdened by the Trusts’ Royalty Interests. The Trust continued to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement to HighMount Alabama, which was a subsidiary of HighMount.
     On May 28, 2010, Walter Natural Gas, LLC, a wholly owned subsidiary of Walter Energy, LLC, acquired the Alabama natural gas interests of HighMount, effective March 1, 2010. The acquisition included the Company’s Alabama coal bed methane operations, including the 532 existing conventional gas wells in which the Trust has a net profits interest. The transaction was structured as an acquisition of the membership interests in HighMount Alabama, following which, HighMount Alabama’s name was changed to Walter Exploration & Production LLC. Walter Exploration & Production will continue to be party to the Administrative Services Agreement and Trust Agreement. Walter Exploration & Production will continue to own all the interests in the Company, and the Company, which has changed its name to Walter Black Warrior Basin LLC, will continue to own the Underlying Properties. References herein to “Walter Exploration & Production” for periods prior to the May 28, 2010 acquisition refer to “HighMount Alabama.” The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. The Trust anticipates no change in operations or reporting that will significantly impact the Trust or its future revenue stream.
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
     The Royalty Interests are passive in nature and neither the Trustee nor the Delaware Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Company does not have any contractual commitment to the Trust to develop further the Underlying Properties or to maintain its ownership interest in any of the Underlying Properties. The Company may sell the Company Interests subject to and burdened by the Royalty Interests and, absent certain conditions having been met, with the continuing benefit of Walter Exploration & Production’s assurances. For a description of the Underlying Properties, the Royalty Interests and other information relating to such properties, see “Properties—The Royalty Interests.”

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
Transfer of Royalty Interests
     Prior to the termination of the Trust, the Trustee is not authorized to sell or otherwise dispose of all or any part of the Royalty Interests. The Trustee is authorized and directed to sell and convey the Royalty Interests without Unitholder approval upon termination of the Trust. No Unitholder approval for sales or dispositions upon termination is required even though they may constitute a disposition of all or substantially all the assets of the Trust. Any sales upon termination may be made to Walter Exploration & Production or its affiliates. See “—Termination and Liquidation of the Trust.”
Liabilities of the Trust
     Because of the passive nature of the Trust assets and the restrictions on the activities of the Trustee, the only liabilities the Trust has incurred are those for routine administrative expenses, such as trusteeship fees and accounting, engineering, legal and other professional fees and the administrative services fee paid to Walter Exploration & Production. If a court were to hold that the Trust is taxable as a corporation for federal income tax purposes, then the Trust would incur substantial federal income tax liabilities. See “Federal Income Tax Considerations.”

Liabilities of the Trustee and the Delaware Trustee
     Each of the Trustee and the Delaware Trustee may act in its discretion and is personally or individually liable only for fraud or acts or omissions in bad faith or that constitute gross negligence (and for taxes, fees and other charges on, based on or measured by any fees, commissions or compensation received pursuant to the Trust Agreement) and will not be otherwise liable for any act or omission of any agent or employee unless such Trustee has acted in bad faith or with gross negligence in the selection and retention of such agent or employee. Each of the Trustee and the Delaware Trustee (and their respective agents) is indemnified by Walter Exploration & Production and from the Trust assets for certain environmental liabilities, and for any other liability, expense, claim, damage or other loss incurred in performing its duties, unless resulting from gross negligence, fraud or bad faith (each of the Trustee and the Delaware Trustee is indemnified from the Trust assets against its own negligence that does not constitute gross negligence), and will have a first lien upon the assets of the Trust as security for such indemnification and for reimbursements and compensation to which it is entitled; provided that the Trustee and the Delaware Trustee are generally required to first be indemnified from the Trust assets before seeking indemnification from Walter Exploration & Production. Walter Exploration & Production also has agreed to indemnify the Trustee and the Delaware Trustee against liabilities under certain securities laws. Neither the Trustee nor the Delaware Trustee is entitled to indemnification from Unitholders (except in connection with lost or destroyed Unit certificates). Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), is permitted to the Trustee pursuant to the foregoing provisions, the Trustee has been informed that in the opinion of the Securities and Exchange Commission (the “SEC”), such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.
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
Arbitration and Actions by Unitholders
     Pursuant to the Trust Agreement and the Assignment and Assumption Agreement, any dispute, controversy or claim that may arise between or among Walter Exploration & Production or the Company, on the one hand, and the Trustee, the Delaware Trustee or the Trust, on the other hand, in connection with or otherwise relating to the Trust Agreement or the Conveyance or the application, implementation, validity or breach thereof or any provision thereof, shall be settled by final and binding arbitration in Dallas, Texas in accordance with the Rules of Practice and Procedure for the arbitration of commercial disputes of Judicial Arbitration & Mediation Services, Inc. (or any successor thereto) then in effect. The Administrative Services Agreement also includes a provision that will require Walter Exploration & Production and the Trustee and the Trust to submit any dispute regarding such contract to alternative dispute resolution before litigating such matter.
     The Trust Agreement requires under certain circumstances that the Trustee and the Trust pursue any claims against Walter Exploration & Production and the Company with respect to any breach by Walter Exploration & Production and the Company of the terms of the Conveyance or the Trust Agreement (and requires that any such claims be brought in arbitration), without the joinder of any Unitholder. The Trust Agreement does not provide for any procedure allowing Unitholders to bring an action on their own behalf to enforce the rights of the Trust under the Conveyance and, except in the case of the failure of the Trustee to enforce certain performance obligations of Walter Exploration & Production to the Trust, does not provide for any procedure allowing Unitholders to direct the Trustee to bring an action on behalf of the Trust to enforce the Trust’s rights under the Conveyance. Each Unitholder has a statutory right, however, under Section 3816 of the Delaware Code to bring a derivative action in the Delaware Court of Chancery on behalf of the Trust to enforce the rights of the Trust if the Trustee has refused to bring the action or if an effort to cause the Trustee to bring the action is not likely to succeed. The procedures for the arbitration of disputes enumerated in the Trust Agreement neither bar nor restrict the statutory right of any Unitholder under Section 3816 of the Delaware Code to bring a derivative action.
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
     In the event that any Unitholder was successful in bringing a derivative action on behalf of the Trust to enforce rights on behalf of the Trust against Walter Exploration & Production or the Company, then such Unitholder could, on behalf of the Trust, pursue such rights against Walter Exploration & Production or the Company, as the case may be, in the Delaware Chancery Court. The Trust Agreement does not require, and expressly provides that it shall not be construed to require, arbitration of a claim or dispute solely between the Trustee and the Delaware Trustee or of any claim or dispute brought by any person or entity, including, without limitation, any Unitholder (whether in its own right or through a derivative action in the right of the Trust) who is not a party to the Trust Agreement.
     The right of a Unitholder to bring a derivative action on behalf of the Trust with respect to Walter Exploration & Production’s obligation to cure certain deficiencies under the Trust Agreement is subject to the restriction that such right may only be exercised by Unitholders owning of record not less than 25 percent of the Units then outstanding (treated as a single class) and then only absent action by the Trustee to enforce any such obligation within 10 days following receipt by the Trustee of a written request served upon the Trustee by such Unitholders to take such action. In such an event, Unitholders owning of record not less than 25 percent of the Units then outstanding may, acting as a single class and on behalf of the Trust, seek to enforce such obligations. See “Properties—The Royalty Interests—Walter Exploration & Production’s Assurances.”
DESCRIPTION OF UNITS
     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2011, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.
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
     Dominion Resources assigned its rights under the Trust Agreement to Walter Exploration & Production pursuant to the Assignment and Assumption Agreement.

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
Periodic Reports
     The Trustee causes a reserve report to be prepared for the Trust (by a firm of independent petroleum engineers mutually selected by the Trustee and the Company) each year showing estimated proved natural gas reserves and other reserve information attributable to the Royalty Interests as of December 31 of such year. Such reserve reports show estimated future net revenues and the net present value (discounted at 10 percent) of the estimated future net revenues (using the average market price over the prior 12-month period or applicable contract price as of December 31 as appropriate) from proved reserves attributable to the Royalty Interests. The costs of the reserve reports are paid by the Trust and constitute an administrative expense. The Trustee also provides to Walter Exploration & Production and the Company, within 15 days after the end of each calendar quarter, a written itemized report showing all administrative costs of the Trust paid during such quarter.
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
     The Trustee files such returns for federal income tax purposes as it is advised are required to comply with applicable law. The Trustee mails to each person or entity who was a Unitholder of record (i) on the record date for each such calendar quarter and (ii) on a Special Distribution Amount record date occurring during such quarter, if any, a report that shows in reasonable detail information to permit each Unitholder to make all calculations reasonably necessary for tax purposes. The Trustee treats all income, credits and deductions recognized during each calendar quarter during the term of the Trust as having been recognized by holders of record on the quarterly record date established for the distribution unless otherwise advised by counsel. Available year-end tax information permitting each Unitholder to make all calculations reasonably necessary for tax purposes is distributed by the Trustee to Unitholders no later than March 15 of the following year. See also page 23 regarding certain reporting requirements imposed upon middlemen under Treasury Regulations because the Trust is considered a non-mortgage WHFIT for federal income tax purposes.
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
     Meetings of Unitholders may be called by the Trustee or by Unitholders owning not less than 10 percent of the outstanding Units. In addition, the Delaware Trustee may call such a meeting but only for the purpose of appointing a successor to it upon its resignation. All meetings of Unitholders will be held in Dallas, Texas. Written notice of every such meeting setting forth the time and place of the meeting and the matters proposed to be acted upon will be given not more than 60 days nor less than 20 days before such meeting is to be held to all of the Unitholders of record at the close of business on a record date selected by the Trustee, which record date will not be more than 60 days before the date of such meeting. The presence in person or by proxy of Unitholders representing a majority of the outstanding Units is necessary to constitute a quorum. Each Unitholder is entitled to one vote for each Unit owned by such Unitholder. The Trustee will call such meetings to consider amendments, waivers, consents and other changes relating to the Conveyance, if requested in writing by the Company or Walter Exploration & Production. No matter other than that stated in the notice of the Unitholder meeting will be voted on and no action by the Unitholders may be taken without a meeting.
     Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendments of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Trustee or the Delaware Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. Without the written consent of Walter Exploration & Production and the approval of not less than 66 2/3 percent of the outstanding Units, no provision of the Trust Agreement may be amended with respect to (a) the sale or disposition of all or any part of the Trust estate, including the Royalty Interests, except as specifically provided in the Trust Agreement; (b) termination of the Trust and the disposition of Trust assets upon liquidation of the Trust; or (c) the Company’s right of first refusal with respect to the purchase of any remaining Royalty Interests upon termination of the Trust. Without the written consent of Walter Exploration & Production and the approval of a majority of the outstanding Units, no amendment may be made to the Trust

Agreement that would alter Walter Exploration & Production’s conditional right to repurchase all outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Walter Exploration & Production or its affiliates. Additionally, any amendment that increases the obligations, duties or liabilities of or affects the rights of the Trustee or the Delaware Trustee must be consented to by such entity. The Trustee, the Delaware Trustee, Walter Exploration & Production and the Company may, without approval of Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of Unitholders. In addition, (i) Walter Exploration & Production may direct the Trustee to change the name of the Trust without approval of Unitholders and (ii) in the event that a business purpose of the Trust is found or deemed to exist by any taxing or other authority on which finding any taxation authority might rely, the Trustee is authorized to amend or delete and, subject to the receipt of an opinion of counsel reasonably satisfactory to the Trustee, the Trustee, the Delaware Trustee, Walter Exploration & Production and the Company will amend or delete any provision of the Trust Agreement or take such other action as may be necessary to eliminate such business purpose, without approval of Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Conveyance and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under “Description of the Trust—Termination and Liquidation of the Trust,” all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.
Liability of Unitholders
     Consistent with Delaware law, the Trust Agreement provides that Unitholders will have the same limitation on liability as is accorded under Delaware law to stockholders of a corporation for profit. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.
Transfer Agent
     American Stock Transfer & Trust Company serves as the transfer agent and registrar for the Units.
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

Classification and Taxation of the Trust	The Trust is a Grantor Trust for federal tax purposes and not an association taxable as a corporation. As a Grantor Trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with each such Unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2010, the Trust earned interest income on funds held for distribution. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below. Individuals may deduct “miscellaneous itemized deductions” (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a Grantor Trust, like the Trust.

Treatment of the Royalty Interests	Each Royalty Interest is a nonoperating economic interest in an Underlying Property because it is a right to a fixed percentage of the gross proceeds from the sale of gas as, if and when produced from such properties, the right endures for the economic life of the burdened reserves and the right is not required to bear any cost of developing or producing such gas.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalty Interests or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unitholder’s depletable tax basis in the Units. Rather, a Unitholder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. If any portion of the Royalty Interests is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the Treasury Regulations govern dispositions of property after March 13, 1995. The IRS likely will take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the Code for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income and depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See third paragraph under “Description of Units—Periodic Reports.”

WHFIT Reporting Requirements	Some Trust Units are held by middlemen, as such term is broadly defined in Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.dom-dominionblackwarriortrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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
     The Alabama Department of Revenue (the “DOR”) has issued a letter ruling that permits the Trust to file a “composite income tax return” on behalf of all Unitholders who are not residents of Alabama. The filing of the composite income tax return and acceptance of the return by the DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for each of the years 1995-2009 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2010 and each year thereafter for so long as the composite return does not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2010. Accordingly, no Alabama state income tax is due under the 2010 return.
     No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2010 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return imposes an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, “Nonresident Unitholders” will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year that shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as “Resident Unitholders.”
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
Alabama Business Privilege Tax
     Alabama previously imposed a franchise tax on domestic corporations and foreign corporations doing business in Alabama, under a broad definition of “corporation” in the state constitution, based on the amount of a corporation’s “capital employed” in the state. In reliance upon the representations and assumptions set forth in the Prospectus and on a private letter ruling issued June 10, 1994, by the DOR as to the offering of the Units, special Alabama tax counsel to the Company opined in connection with each of the Public Offerings that the Trust was not subject to Alabama franchise tax. Although the Alabama Commissioner of Revenue has the authority to revoke retroactively DOR rulings under certain limited circumstances, special Alabama tax counsel did not believe, based on the above representations and assumptions, that those circumstances existed with respect to the Company’s private letter ruling. Walter Exploration & Production agreed to indemnify the Trust against any resulting Alabama franchise tax imposed on the Trust.
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
Environmental Regulation
     Operations on the Underlying Properties associated with the production of natural gas are subject to numerous federal and state laws, rules and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws, rules and regulations require the acquisition of certain permits, impose substantial liabilities for pollution resulting from exploration and production operations and may also restrict air or other pollution resulting from operations. It is possible that federal and state environmental laws and regulations will become more stringent in the future. For example, climate change has become the subject of an important public policy debate. Climate change legislation and regulations have been adopted by many foreign countries and some states in the United States; however, legislation and regulations have not been enacted at the federal level, although the United States Congress and several more states have or are considering adopting climate change legislation. Further, the EPA has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and require reporting by regulated facilities by March 2011 and annually thereafter. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. The EPA has issued final regulations requiring petroleum and natural gas operators meeting a certain emission threshold to report their greenhouse gas emissions to the EPA. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits.
     It is impossible to predict what the precise effect of the current legislation and regulations and any future regulation or legislation, or enforcement policies thereunder, could have on the operation of the Underlying Properties. However, any costs or expenses incurred by the Company in connection with environmental liabilities arising out of or relating to activities occurring on, in or in connection with, or conditions existing on or under, the Underlying Properties, will be borne by the Company and not the Trust, and such costs and expenses will not be deducted in calculating Gross Proceeds. Such costs and expenses may, however, be taken into account by the Company in exercising its rights to abandon a well and may accelerate the termination of the Trust. See “Properties—The Royalty Interests—Sale and Abandonment of Underlying Properties” and “Properties—Description of the Trust—Termination and Liquidation of the Trust.”
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
     While the Company has informed the Trust that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such regulations have generally become more stringent and costly over time. As a royalty holder, the Trust may not be directly subject to increased costs; however, such costs may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. The Company has informed the Trust that it has not budgeted any money during 2011 for expenditures related to environmental remediation.
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
     The Trust’s revenues and distributions to Unitholders will be primarily dependent on the sales prices for Gas produced from the Underlying Properties and the quantities of Gas sold. Natural gas prices have historically been volatile and are likely to continue to be volatile. Price volatility and the risk of production curtailment make it difficult to estimate the future levels of cash distributions to Unitholders or the value of the Units. Since the termination of the Gas Purchase Agreement, a gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for the period of April 1, 2006 through October 31, 2006. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. A gas sales contract was entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy and ConocoPhillips for base load gas for the period April 1, 2008 through October 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and Sequent for base load gas for the period November 1, 2008 through March 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron, ConocoPhillips and Sequent for base load gas for the period April 1, 2009 through October 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and ConocoPhillips for base load gas for the period November 1, 2009 through March 31, 2010. Gas sales contracts were entered into with Atmos Energy, BP Energy and Sequent Energy for base load gas for the period April 1, 2010 through August 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. A ten-year gas sales contract was entered into effective September 1, 2010 with Alabama Gas Corporation for all gas produced during such period. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and Walter Exploration & Production.

Item 1A. Risk Factors.
Risks Related to the Oil and Gas Industry
Crude oil and natural gas prices are volatile and fluctuate in response to a number of factors. Lower prices could reduce or eliminate the net proceeds payable to the Trust and Trust distributions.
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
     When crude oil and natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. Recent lifting costs have been close to or in some cases more than recent gas prices for certain projects in the Underlying Properties. It is impossible to predict future crude oil and natural gas price movements, and this reduces the predictability of future cash distributions to Unitholders.
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
     Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism, continued hostilities in the Middle East, and other sustained military campaigns could adversely affect Trust distributions or the market price of the Units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in crude oil and natural gas prices, or the possibility that the infrastructure on which the operators developing the Underlying Properties rely could be a direct target or an indirect casualty of an act of terror.
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
     The net proceeds payable to the Trust are derived from the sale of depleting assets. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves and can offset the reduction in proved reserves. The timing and size of these projects will depend on the market prices of crude oil and natural gas. Recent gas prices have been close to or in some cases less than the lifting costs for certain projects in the Underlying Properties. If the operators developing the Underlying Properties do not implement additional maintenance and development projects or abandon certain uneconomic projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust.

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

The obligations of Walter Exploration & Production to pay certain amounts if they are not paid by the Company may terminate upon a sale by the Company of its interests in the Underlying Properties or a sale by Walter Exploration & Production of its equity ownership interest in the Company.
     Walter Exploration & Production has agreed to assume Dominion Resources’ obligations in the Trust Agreement to pay (i) all liabilities and operating and capital expenses that any Company Interests Owner becomes obligated to pay as a result of the Company Interests Owner’s obligations under the Conveyance and (ii) the obligations of the Company to indemnify the Trust and the Trustees for certain environmental liabilities. Walter Exploration & Production’s obligations will terminate, among other times, upon (i) the sale or other transfer by the Company of all or substantially all of its interest in the Underlying Properties or (ii) the sale or other transfer of a majority of Walter Exploration & Production’s direct or indirect equity ownership interests in the Company. However, in these circumstances, Walter Exploration & Production’s obligations will terminate only if (a) the transferee has a specified credit rating or the transferee, together with any affiliate that guarantees its obligations, does not have a rating assigned to its unsecured long-term debt from a nationally recognized statistical rating organization but has a specified net worth or (b) the transferee is approved by a majority of the Unitholders; and provided that the transferee also unconditionally agrees in writing, in form and substance reasonably satisfactory to the Trustee, to assume Walter Exploration & Production’s remaining obligations under the Trust Agreement with respect to the assets transferred and under the Administrative Services Agreement.
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
     The Trustee must sell the Royalty Interests if the holders of 66% or more of the Units approve the sale or vote to terminate the Trust. The Trustee must also sell the Royalty Interests if the ratio of cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters or if the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million. Sale of all of the Royalty Interests will terminate the Trust. The net proceeds of any sale will be distributed to Unitholders. “Business — Description of the Trust — Termination and Liquidation of the Trust” discusses the tax consequences that may result to Unitholders in the event Trust assets are sold and the Trust is terminated.

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
     The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by Dominion Black Warrior Basin, Inc. in accordance with the Operating Agreement. See “—Operation of Properties.” The Underlying Properties comprise 34,212 gross acres of land in an area approximately 5 miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2010, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.
     On July 31, 2007, subsidiaries of HighMount purchased certain assets from subsidiaries of Dominion Resources, including all of the equity interests in the Company which owns the interests in the Underlying Properties that are burdened by the Trusts’ Royalty Interests. The Trust continued to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement to HighMount Alabama, which was a subsidiary of HighMount.
     On May 28, 2010, Walter Natural Gas, LLC, a wholly owned subsidiary of Walter Energy, LLC, acquired the Alabama natural gas interests of HighMount, effective March 1, 2010. The acquisition included the Company’s Alabama coal bed methane operations, including the 532 existing conventional gas wells in which the Trust has a net profits interest. The transaction was structured as an acquisition of the membership interests in HighMount Alabama, following which, HighMount Alabama’s name was changed to Walter Exploration & Production LLC. Walter Exploration & Production will continue to be party to the Administrative Services Agreement and Trust Agreement. Walter Exploration & Production will continue to own all the interests in the Company, and the Company, which has changed its name to Walter Black Warrior Basin LLC, will continue to own the Underlying Properties. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. The Trust anticipates no change in operations or reporting that will significantly impact the Trust or its future revenue stream.
     Present Activities — Well Count and Acreage Summary. The following table shows as of December 31, 2010, the gross and net producing wells and acres for the Company Interests. The Net wells and acres are determined by multiplying the Gross Wells or acres by the Company Interests Owner’s Working Interest in the wells or acres.

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
     Curtailments. The Company has advised the Trust that during 2010 production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.
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

     The Company has agreed for the term of the Trust not to consent to, cooperate with, assist in or conduct infill drilling (except as required by law) on any of the Underlying Properties in which the Company owned an interest as of June 1, 1994. Although the Company has informed the Trustee that it believes that it is unlikely that any additional wells will be drilled, if the Operating Agreement is terminated, the Company cannot prevent one of the other owners of an interest in the Underlying Properties from drilling additional wells on the Underlying Properties. Additional wells, if drilled, could recover a portion of the reserves otherwise producible from wells burdened by the Company Interests, thereby reducing the Gross Proceeds attributable to the Royalty Interests.
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
Reserve Estimate
     Reserve Estimate. The following table summarizes net proved reserves estimated as of December 31, 2010, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves located in the United States. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

Summary of Gas Reserves as of December 31, 2010 Based on
Average Fiscal-Year Prices

December 31, 2010
Net Proved (MMcf) (a):
Developed	14,690
Undeveloped	0
Total Proved	14,690
Estimated Future Net Revenues (in thousands) (a)(b):
2011	$7,822
2012	6,927
2013	6,127
2014	5,407
2015	4,754
Thereafter	29,274

Total	$60,311

Total Discounted at 10 Percent	$36,497

(a)	The estimates of reserves and future net revenues summarized in this table are based upon a price of $4.37 per Mcf, which represented the average market price for gas in their fields during the 12-month period prior to December 31, 2010, determined as an unweighted arithmetic average of the first day of the month price for each month within such period. This price may not be the most representative price for estimating reserves or related future net revenues data.

(b)	Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests for gas production less the relevant share of production, property and related taxes (including severance taxes). Overhead costs have not been included, nor have the effects of depreciation, depletion and federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.
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
     Because the process of estimating oil and gas reserves is complex and requires significant judgment, the Trustee has developed internal policies and controls for estimating reserves. The Trust does not have information that would be available to a company with oil and gas operations because detailed information is not generally available to owners of royalty interests. The Trustee gathers production information from the Company and provides such information to Ralph E. Davis & Associates, who extrapolates from such information estimates of the reserves attributable to the Underlying Properties based on its expertise in the oil and gas fields where the Underlying Properties are situated, as well as publicly available information. The Trust’s policies regarding reserve estimates require proved reserves to be in compliance with the SEC definitions and guidance.
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
     The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust, and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 1.9 Bcf in 2011 to 1.2 Bcf in 2015.
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
     Miscellaneous. Ralph E. Davis & Associates has delivered to the Trust the Reserve Estimate, a summary of which is included as an exhibit to this Form 10-K. Information concerning historical changes in net proved developed reserves attributable to the Royalty Interests, and the calculation of the standardized measure of discounted future net revenues related thereto, is contained in Note 9 of the Notes to the Financial Statements incorporated by reference in Item 8 hereof. Neither the Company nor Walter Exploration & Production has filed reserve estimates covering the Royalty Interests with any other federal authority or agency.
Natural Gas Sales Prices and Production
     The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and information regarding natural gas sales prices for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

	Year ended December 31,
	2010	2009	2008
Production attributable to the Royalty Interests (Bcf)	2.4	2.7	3.1
Weighted average property, production (per Mcf)	$0.26	$0.24	$0.54
Average Sales Price or Contract Price, as applicable (per Mcf)	$4.41	$4.03	$9.20
Gas Purchase Agreement
     El Paso, successor to Sonat Marketing, was required under the Gas Purchase Agreement to purchase the Gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004.
     Contracts were secured from two purchasers, ConocoPhillips and Coral Energy Resources, L.P., for the base load gas for the period of November 1, 2004 through March 31, 2005. A gas sales contract was entered into with Sequent Energy for base load gas for the period of April 1, 2005 through October 31, 2005. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. A gas sales contract was entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy and ConocoPhillips for base load gas for the period April 1, 2008 through October 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and Sequent for base load gas for the period November 1, 2008 through March 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron, ConocoPhillips and Sequent for base load gas for the period April 1, 2009 through October 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and ConocoPhillips for base load gas for the period November 1, 2009 through March 31, 2010. Gas sales contracts were entered into with Atmos Energy, BP Energy and Sequent Energy for base load gas for the period April 1, 2010 through August 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. A ten-year gas sales contract was entered into effective September 1, 2010 with Alabama Gas Corporation for all gas produced during such period. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and Walter Exploration & Production. Operation of Properties
     No Control by Trust. Under the terms of the Conveyance, neither the Trustees nor Unitholders will be able to influence or control the operation or future development of the Underlying Properties. Unitholders will therefore be reliant on the Company and the other Working Interest owners to make all decisions regarding operations on the Underlying Properties. The Trust will not be able to appoint or control the appointment of operators.
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
Sale and Abandonment of Underlying Properties
     The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2010, none of the wells included in the Underlying Properties had been plugged and abandoned.
     The Company may sell its interest in the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Trust or Unitholders. Under the Trust Agreement, the Company has certain rights (but not the obligation) to purchase the Royalty Interests upon termination of the Trust. See “Business—Description of the Trust—Termination and Liquidation of the Trust.”
Walter Exploration & Production’s Assurances
     Pursuant to the Assignment and Assumption Agreement, Walter Exploration & Production agreed to assume the obligations of Dominion Resources pursuant to the Trust Agreement to cause each of the following obligations to be paid in full when due: (i) all liabilities and operating and capital expenses that any Company Interests Owner becomes obligated to pay as a result of such Company Interests Owner’s obligations under the

Conveyance and (ii) the obligations of the Company to indemnify the Trust, the Trustee and the Delaware Trustee for certain environmental liabilities under the Trust Agreement (collectively, the “Payment Obligations”).
     The Trustee may, at any time after the tenth day following receipt by Walter Exploration & Production of written notice from the Trustee that a Payment Obligation has not been paid when due, make demand of Walter Exploration & Production for payment stating the amount due. Walter Exploration & Production is obligated to cure any failure to pay the obligation within 10 days following receipt of the foregoing demand. After written request of the Unitholders owning of record not less than 25 percent of the Units then outstanding served upon the Trustee, and absent action by the Trustee within 10 days following receipt by the Trustee of such written request to enforce such obligations for the benefit of the Trust, such Unitholders may, acting as a single class and on behalf of the Trust, seek to enforce Walter Exploration & Production’s performance obligations.
     All of Walter Exploration & Production’s obligations will terminate upon: (i) the termination and cancellation of the Trust, (ii) the sale or other transfer by the Company of all or substantially all of the Company’s interest in the Underlying Properties subject to the terms of the Trust Agreement and (iii) the sale or other transfer of a majority of Walter Exploration & Production’s direct or indirect equity ownership interest in the Company; provided that, with respect to clauses (ii) and (iii) above, Walter Exploration & Production’s obligations will terminate only if: (a) the transferee has a specified credit rating or the transferee together with an affiliate that guarantees the transferee’s obligations has not less than a specified net worth or (b) the transferee is approved by the holders of a majority of the outstanding Units; and provided further, that in the case of clauses (ii) or (iii) above the transferee also unconditionally agrees in writing, in form and substance reasonably satisfactory to the Trustee, to assume Walter Exploration & Production’s remaining obligations under the Trust Agreement with respect to the assets transferred and under the Administrative Services Agreement.
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

	Price		Distribution
	High	Low	per Unit
2010
First Quarter	$15.63	$12.94	$0.272321
Second Quarter	$14.50	$11.01	$0.321086
Third Quarter	$14.98	$11.02	$0.277926
Fourth Quarter	$16.35	$13.13	$0.291694
2009
First Quarter	$20.49	$11.25	$0.578705
Second Quarter	$19.95	$14.70	$0.359399
Third Quarter	$17.05	$13.73	$0.264913
Fourth Quarter	$16.78	$14.01	$0.246351
     At March 1, 2011, there were 7,850,000 Units outstanding and approximately 367 Unitholders of record.
     The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data.

		Year Ended December 31,
	2010	2009	2008	2007	2006
Royalty Income	$10,207,523	$12,425,827	$26,537,428	$21,962,082	$31,403,042
Distributable Income	$9,185,598	$11,197,573	$25,644,510	$20,912,169	$30,467,067
Distributable Income per Unit	$1.17	$1.43	$3.27	$2.66	$3.88
Distributions per Unit	$1.16	$1.45	$3.24	$2.68	$3.88
Total Assets, December 31	$16,812,650	$19,513,673	$23,055,462	$26,676,808	$30,692,809
Total Corpus, December 31	$16,653,530	$19,345,951	$22,941,064	$26,353,024	$30,444,631

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
     The year 2010 marked the sixteenth full year of the existence of the Trust. The Trust received royalty income amounting to $10,207,523 during the year ended December 31, 2010, compared to $12,425,827 for 2009 and $26,537,428 for 2008, declining primarily due to lower production and significantly lower prices for natural gas. The royalty income received by the Trust was net of the Royalty Interests’ allocable share of property, production and related taxes. Administrative expenses during the year ended December 31, 2010 decreased to $1,022,830, compared to $1,232,893 for 2009 and $931,256 for 2008. Distributable income for the year ended December 31, 2010 was $9,185,598 or $1.17 per Unit, compared to $11,197,573, or $1.43 per Unit, for 2009 and $25,644,510, or $3.27 per Unit, for 2008. The decrease in administrative expenses in 2010 compared to 2009 was primarily the result of timing of expenses. The increase in administrative expenses in 2009 compared to 2008 was primarily the result of a significant increases for professional expenses relating to timing of expenses.

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
     Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2010, 2009 and 2008, was based on production volumes and natural gas prices for the periods from October 1, 2009 to September 30, 2010, October 1, 2008 to September 30, 2009 and October 1, 2007 to September 30, 2008, respectively.
     The following table sets forth the production volumes attributable to the Trust’s Royalty Interests and the average sales Price and Index Price for such production for the periods indicated. These Assets are mature natural gas properties and production should decline in the latter years.

	For 12 Months Ended
	September 30,
	2010	2009	2008
Production (Bcf)(1)	2.410	2.758	3.098
Production (MMBtu)(2)	2.406	2.761	3.104
Average Sales or Contract Price Received ($/MMBtu)	$4.50	$4.79	$9.10
Average Index Price ($/MMBtu)	$4.50	$4.46	$9.35

(1)	Billion cubic feet of natural gas.

(2)	Trillion British Thermal Units.
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

     Contracts were secured from various purchasers following termination of the Gas Purchase Agreement. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. A gas sales contract was entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy and ConocoPhillips for base load gas for the period April 1, 2008 through October 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and Sequent for base load gas for the period November 1, 2008 through March 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron, ConocoPhillips and Sequent for base load gas for the period April 1, 2009 through October 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and ConocoPhillips for base load gas for the period November 1, 2009 through March 31, 2010. Gas sales contracts were entered into with Atmos Energy, BP Energy and Sequent Energy for base load gas for the period April 1, 2010 through August 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. A ten-year gas sales contract was entered into effective September 1, 2010 with Alabama Gas Corporation for all gas produced during such period. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and Walter Exploration & Production.
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2010, 2009 and 2008, by independent petroleum engineers. The reserve quantities of 14.7 Bcf for 2010 compared to 15.7 Bcf for 2009 and compared to 19.8 Bcf for 2008, reflect a decline in reserves between 2008 and 2009 and between 2009 and 2010 as a result of production and a significant change in prices which affects the change in quantities. See “Financial Statements and Supplementary Data — Notes to Financial Statements— Note 9.”
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
2. Impairment
     The net amount of Royalty Interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of Royalty Interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the Trust corpus. As of December 31, 2010, no impairment is required.
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
5. Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2010, other than as stated below.
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
Tabular Disclosure of Contractual Obligations

		Payments Due by Period
		Less than 1	1 - 3	3 - 5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years

Distribution declared subsequent to year end	$1,794,950	$1,794,950	0	0	0
Total	$1,794,950	$1,794,950	0	0	0
     The above payable relates to distributions declared February 18, 2011 and payable March 11, 2011 to Unitholders of record on March 1, 2011.
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
We have audited the accompanying statements of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2010 and 2009, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Dominion Resources Black Warrior Trust at December 31, 2010 and 2009, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010, on the basis of accounting described in Note 2.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion on the Trust’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Austin, TX
March 11, 2011

DOMINION RESOURCES BLACK WARRIOR TRUST
FINANCIAL STATEMENTS
Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$60,357	$13,123
Royalty interests in gas properties (less accumulated amortization of $139,065,207 and $136,316,950, respectively)	16,752,293	19,500,550

Total Assets	$16,812,650	$19,513,673

LIABILITIES AND TRUST CORPUS
Trust expenses payable	$159,120	$167,722
Trust corpus (7,850,000 units of beneficial interest authorized, issued and outstanding)	16,653,530	19,345,951

Total Liabilities and Trust Corpus	$16,812,650	$19,513,673

Statements of Distributable Income

	Year Ended December 31,
	2010	2009	2008
Royalty income	$10,207,523	$12,425,827	$26,537,428
Interest income	905	4,639	38,338

	10,208,428	12,430,466	26,575,766
General and administrative expenses	(1,022,830)	(1,232,893)	(931,256)

Distributable income	$9,185,598	$11,197,573	$25,644,510

Distributable income per unit (7,850,000 units)	$1.17	$1.43	$3.27

Distributions per unit	$1.16	$1.45	$3.24

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2010	2009	2008
Trust corpus, beginning of period	$19,345,951	$22,941,064	$26,353,024
Amortization of Royalty Interests	(2,748,257)	(3,415,148)	(3,584,906)
Distributable income	9,185,598	11,197,573	25,644,510
Distributions to Unitholders	(9,129,762)	(11,377,538)	(25,471,564)

	$16,653,530	$19,345,951	$22,941,064

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
Years Ended December 31, 2010, 2009 and 2008
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
     The Trust is a grantor trust formed to acquire and hold certain overriding royalty interests (the “Royalty Interests”) burdening proved natural gas properties located in the Pottsville coal formation of the Black Warrior Basin, Tuscaloosa County, Alabama (the “Underlying Properties”) owned by Walter Black Warrior Basin LLC, a Delaware limited liability company, as successor to Dominion Black Warrior Basin, Inc. (the “Company”). The Trust was initially created by the filing of its Certificate of Trust with the Delaware Secretary of State on May 31, 1994. In accordance with the Trust Agreement, the Company contributed $1,000 as the initial corpus of the Trust. On June 28, 1994, the Royalty Interests were conveyed to the Trust by the Company pursuant to the Overriding Royalty Conveyance (the “Conveyance”), effective as of June 1, 1994, from the Company to the Trust, in consideration for all the 7,850,000 authorized units of beneficial interest (“Units”) in the Trust. The Company transferred all the Units to its parent, Dominion Energy, Inc., a Virginia corporation (“Dominion Energy”), which in turn transferred all the Units to its parent, Dominion Resources, Inc., a Virginia corporation (“Dominion Resources”), which sold an aggregate of 6,904,000 Units to the public through various underwriters (the “Underwriters”) in June and August 1994 and the remaining 946,000 Units through certain of the Underwriters in June 1995.
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
     On July 31, 2007, subsidiaries of HighMount purchased certain assets from subsidiaries of Dominion Resources, including all of the equity interests in the Company which owns the interests in the Underlying Properties that are burdened by the Trusts’ Royalty Interests. The Trust continued to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement to HighMount Alabama, which was a subsidiary of HighMount.
     On May 28, 2010, Walter Natural Gas, LLC, a wholly owned subsidiary of Walter Energy, LLC, acquired the Alabama natural gas interests of HighMount, effective March 1, 2010. The acquisition included the Company’s Alabama coal bed methane operations, including the 532 existing conventional gas wells in which the Trust has a net profits interest. The transaction was structured as an acquisition of the membership interests in HighMount Alabama, following which, HighMount Alabama’s name was changed to Walter Exploration & Production LLC. Walter Exploration & Production will continue to be party to the Administrative Services Agreement and Trust Agreement. Walter Exploration & Production, will continue to own all the interests in the Company, and the Company, which has changed its name to Walter Black Warrior Basin, will continue to own the Underlying Properties. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. The Trust anticipates no change in operations or reporting that will significantly impact the Trust or its future revenue stream.
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
Impairment
     The net amount of Royalty Interests in Gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of Royalty Interests in Gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the Trust corpus. As of December 31, 2010, no impairment is required.
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
5. Related Party Transactions
     Until July 2007, Dominion Resources provided accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994, after which HighMount Alabama (now Walter Exploration & Production) assumed this function. During 2010 the fee for these services was $477,907 and will increase annually by three percent. Fees paid by the Trust to HighMount in 2009 were $463,987 and in 2008 were $450,473.
     Aggregate fees and expense reimbursements paid by the Trust to the Trustees in 2010, 2009 and 2008 were $52,791, $51,399 and $50,047, respectively.

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

7. Subsequent Events
     Subsequent to December 31, 2010, the Trust declared and paid the following distribution:

Quarterly		Distribution
Record Date	Payment Date	per Unit
March 1, 2011	March 11, 2011	$0.228656
8. Quarterly Financial Data (Unaudited)
     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2010 and 2009 (in thousands, except per Unit amounts):

	Royalty	Distributable	Distributable
Calendar Quarter	Income	Income	Income per Unit

2010
First	$2,513	$2,236	$.28
Second	2,830	2,531	.32
Third	2,393	2,204	.28
Fourth	2,472	2,215	.29

	$10,208	$9,186	$1.17

2009
First	$4,773	$4,362	$0.56
Second	3,171	2,855	0.36
Third	2,319	2,105	0.27
Fourth	2,163	1,876	0.24

	$12,426	$11,198	$1.43

     Selected 2010 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income	$2,472
Interest income	—
General and administrative expenses	(257)

Distributable income	$2,215

Distributable income per Unit	0.29
Distributions per Unit	0.29

     Due to revisions in estimate of reserve quantities (see Note 9), estimated amortization of royalty interests decreased by approximately $235,553, increased by approximately $222,943, and decreased by approximately $48,747, during the fourth quarters of 2010, 2009 and 2008, respectively. These adjustments did not have an impact on the Trust’s distributable income.
9. Supplemental Gas Disclosure (Unaudited)
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2010, 2009, 2008 and January 1, 2008, by independent petroleum engineers.
     In accordance with FASB guidance, estimates of proved reserves and future net cash flows from proved reserves have been prepared using contractually guaranteed prices and average natural gas prices, and related costs. The standardized measure of future net cash flows from the gas reserves is calculated based on discounting such future net cash flows at an annual rate of 10 percent. The average price for December 31, 2010, and the year-end prices for December 31, 2009 and December 31, 2008, were $4.37, $3.70, and $5.71 per Mcf, respectively. As of February 28, 2011, published Gas prices were approximately $3.7930 per Mcf. The use of such price as compared to $4.38 per Mcf, which was used to calculate the below information, would result in a lower standardized measure of discounted future net cash flows for Gas.
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
     The reserve estimates for the Royalty Interests are based on a percentage share of the Company’s Gross Proceeds payable to the Trust of 65 percent.

Proved developed reserves at January 1, 2008	22,597
Revisions of previous estimates	301
Production (MMcf)	(3,098)

Proved developed reserves at December 31, 2008	19,800
Revisions of previous estimates	(1,292)
Production (MMcf)	(2,758)

Proved developed reserves at December 31, 2009	15,750
Revisions of previous estimates	1,350
Production (MMcf)	(2,410)

Proved developed reserves at December 31, 2010	14,690

     All proved reserve estimates presented above at December 31, 2010, 2009, 2008 and January 1, 2008, are proved developed.
     Proved reserves, all located in the United States, for the Trust’s Interests are those quantities of coal seam gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The Trust’s proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
     The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2010, 2009 and 2008 relating to the Trust’s Royalty Interests (thousands of dollars):

	2010	2009	2008
Future cash inflows	$64,160	$55,145	$102,862
Future severance taxes	(3,850)	(3,309)	(6,171)

Future net cash flows	60,310	51,836	96,691

10% annual discount for estimated timing of cash flow	(23,813)	(19,311)	(39,321)

Standardized measure of discounted future net cash flows	$36,497	$32,525	$57,370

     Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002.
     The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the period ended December 31, 2010, 2009 and 2008 (thousands of dollars):

	2010	2009	2008
Balance at beginning of period	$32,525	$57,370	$84,849
Increase (decrease) due to:
Royalty income, net of taxes	(10,208)	(12,426)	(26,537)
Changes in prices	5,012	(19,589)	(21,711)
Changes in estimated volumes	5,915	1,433	12,285
Accretion of discount	3,253	5,737	8,485

Balance at December 31	$36,497	$32,525	$57,370

10. Gas Purchase Agreement
     El Paso Merchant Energy—Gas, L.P. (“El Paso”), successor to Sonat Marketing Company (“Sonat Marketing”), was required under a gas purchase agreement (the “Gas Purchase Agreement”) to purchase the gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004.
     Contracts were secured from various purchasers following termination of the Gas Purchase Agreement. A gas sales contract was entered into with SCANA Energy for base load gas for the period of November 1, 2005 through March 31, 2006. Separate gas sales contracts were entered into with Coral Energy and South Carolina Pipeline Company for base load gas for the period of April 1, 2006 through October 31, 2006. A gas sales contract was entered into with ConocoPhillips for base load gas for the period of November 1, 2006 through March 31, 2007. A gas sales contract was entered into with Coral Energy for base load gas for the period of April 1, 2007 through October 31, 2007. A gas sales contract was entered into with BP Energy for base load gas for the period of November 1, 2007 through March 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy and ConocoPhillips for base load gas for the period April 1, 2008 through October 31, 2008. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and Sequent for base load gas for the period November 1, 2008 through March 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron, ConocoPhillips and Sequent for base load gas for the period April 1, 2009 through October 31, 2009. Gas sales contracts were entered into with Atmos, BP Energy, Chevron and ConocoPhillips for base load gas for the period November 1, 2009 through March 31, 2010 Gas sales contracts were entered into with Atmos Energy, BP Energy and Sequent Energy for base load gas for the period April 1, 2010 through August 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. A ten-year gas sales contract was entered into effective September 1, 2010 with Alabama Gas Corporation for all gas produced during such period. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and Walter Exploration & Production.
11. Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2010, other than as stated below.
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
Changes in Internal Control Over Financial Reporting
     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2010. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2010, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
     We have audited the internal control over financial reporting of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
     In our opinion, the Dominion Resources Black Warrior Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of the Trust as of December 31, 2010 and the related statement of distributable income and changes in trust corpus for the year ended December 31 2010, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Austin, TX
March 11, 2011
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
     Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to Unitholders, without charge, upon request made to U.S. Trust, Bank of America Private Wealth Management, Trustee, 901 Main Street, 17th Floor, Dallas, Texas 75202, Attention: Ron E. Hooper.
Item 11. Executive Compensation.
     Compensation Committee. Because the Trust has no directors, it does not have a compensation committee.
     The following is a description of certain fees and expenses anticipated to be paid or borne by the Trust, including fees expected to be paid to Walter Exploration & Production, the Trustee, the Delaware Trustee, American Stock Transfer & Trust Company (the “Transfer Agent”) or their respective affiliates.
     Ongoing Administrative Expenses. The Trust is responsible for paying all fees, charges, expenses, disbursements and other costs incurred by the Trustee in connection with the discharge of its duties pursuant to the Trust Agreement, including, without limitation, trustee fees, engineering, audit, accounting and legal fees and expenses, printing and mailing costs, amounts reimbursed or paid to the Company or Walter Exploration & Production pursuant to the Trust Agreement or the Administrative Services Agreement and the out-of-pocket expenses of the Transfer Agent.
     Compensation of the Trustee. The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $47,791, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate, which is currently $150 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000, which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2010, the Trustee and the Delaware Trustee received total compensation of $47,791 and $5,000, respectively.
     Compensation of the Transfer Agent. The Transfer Agent receives no annual transfer agency fee per account.
     Fees to Walter Exploration & Production. Walter Exploration & Production will receive throughout the term of the Trust an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties as described in “Certain Relationships and Related Transactions, and Director Independence — Administrative Services Agreement.” Prior to July 2007, such services were performed by and the administrative services fee was paid to Dominion Resources.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Security Ownership of Certain Beneficial Owners. The Trustee knows of no Unitholder that is a beneficial owner of more than five percent of the outstanding Units.
     Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2011, Bank of America, N.A., the Trustee, beneficially owned 7,997 units. Mellon Bank (DE) National Association, the Delaware Trustee, did not beneficially own any Units.
     Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.
     Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Administrative Services Agreement
     Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. In July 2007, Walter Exploration & Production assumed Dominion Resources’ obligations under the Administrative Services Agreement and is entitled to the administrative services fee. The annual fee, payable in equal quarterly installments, is currently $477,907 and will increase annually by three percent.
     A copy of the Administrative Services Agreement is filed as an exhibit to this Form 10-K. The foregoing summary of the material provisions of the Administrative Services Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all the provisions of the Administrative Services Agreement.
Walter Exploration & Production’s Conditional Right of Repurchase
     Dominion Resources assigned its rights under the Trust Agreement to Walter Exploration & Production, including its right to repurchase all (but not less than all) outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Walter Exploration & Production and its affiliates. Any such repurchase would generally be at a price equal to the greater of (i) the highest price at which Walter Exploration & Production or any of its affiliates acquired Units during the 90 days immediately preceding the Determination Date and (ii) the average closing price of Units on the NYSE for the 30 trading days immediately preceding the Determination Date. Any such repurchase would be conducted in accordance with applicable federal and state securities laws. See “Business—Description of Units—Conditional Right of Repurchase.”
Potential Conflicts of Interest
     The interests of Walter Exploration & Production and its affiliates and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. The following is a summary of certain conflicts of interest:
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
     Sale or abandonment of Underlying Properties may terminate assurances. The Company Interests Owner’s interests may conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. The Company Interests Owner has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and may abandon a well or lease included in the Underlying Properties if such well or lease is not capable of producing in commercial quantities, determined before giving effect to the Royalty Interests. Under certain circumstances, a sale or abandonment will effectively terminate Walter Exploration & Production’s assurances of the Company Interests Owner’s obligation to the Trust with respect to the Underlying Properties sold or abandoned. Such sales or abandonment may not be in the best interest of the Trust or the Unitholders.

     Walter Exploration & Production may profit from contracts with the Trust. The amount that Walter Exploration & Production may charge for services it renders under the Administrative Services Agreement is established in such contract at rates that do not necessarily take into account the actual cost of rendering such services by Walter Exploration & Production. Accordingly, Walter Exploration & Production may profit or suffer losses in connection with the performance of such contract.
Item 14. Principal Accounting Fees and Services.
     Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2010 and 2009 are:

	2010	2009
Audit Fees	$114,500	$182,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$114,500	$182,500

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
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2010 and 2009
Statements of Distributable Income for the years ended December 31, 2010, 2009 and 2008
Statements of Changes in Trust Corpus for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements
Financial Statement Schedules
     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

No.		Exhibit

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated March 4, 2011, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2010, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dominion Resources Black Warrior Trust By: Bank of America, N.A., Trustee
By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President and Administrator

Date: March 11, 2011
(The Registrant has no directors or executive officers.)

Index to Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

No.		Exhibit

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated March 4, 2011, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2010, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust