Form 10-Q
period 2011-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2011-05-03
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
     Number of units of beneficial interest outstanding at May 1, 2011: 7,850,000.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2010, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 condensed statement of assets, liabilities, and trust corpus is derived from the audited statement of assets, liabilities, and trust corpus as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2011, the distributable income for the three-month periods ended March 31, 2011 and 2010 and the changes in trust corpus for the three-month periods ended March 31, 2011 and 2010, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of March 31, 2011, and for the three-month periods ended March 31, 2011 and 2010 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of March 31, 2011, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Trustee.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such and opinion.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2010, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 11, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2010, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Austin, Texas
May 3, 2011

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		March 31, 2011	December 31,
	Note	(unaudited)	2010
ASSETS

Cash and cash equivalents		$166,375	$60,357

Royalty interests in gas properties (less accumulated amortization of $139,729,937 and $139,065,207, respectively)		16,087,563	16,752,293

TOTAL ASSETS		$16,253,938	$16,812,650

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable		$255,241	$159,120

Contingencies	5

Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding		15,998,697	16,653,530

TOTAL LIABILITIES AND TRUST CORPUS		$16,253,938	$16,812,650

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For the	For the
		Three Months	Three Months
		Ended March 31,	Ended March 31,
	Note	2011	2010
Royalty income		$2,087,514	$2,512,511

Interest income		212	155

		2,087,726	2,512,666

General and administrative expenses		(282,879)	(276,492)

Distributable income	1, 4	$1,804,847	$2,236,174

Distributable income per unit (7,850,000 units)		$.23	$.28

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		For the	For the
		Three Months Ended	Three Months Ended
	Note	March 31, 2011	March 31, 2010
Trust corpus, beginning of period		$16,653,530	$19,345,951
Amortization of royalty interests		(664,730)	(790,419)
Distributable income		1,804,847	2,236,174
Distributions to unitholders	4	(1,794,950)	(2,137,719)

Trust corpus, end of period		$15,998,697	$18,653,987

Distributions per unit (7,850,000 units)	4	$.23	$.27

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1. TRUST ORGANIZATION AND PROVISIONS
     Dominion Resources Black Warrior Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the “Trust Agreement”) entered into effective as of May 31, 1994, by and among Walter Black Warrior Basin LLC, formerly known as HighMount Black Warrior Basin LLC, a Delaware limited liability company, as successor to Dominion Black Warrior Basin, Inc., an Alabama corporation (the “Company”), as grantor, Dominion Resources, Inc., a Virginia corporation (“Dominion Resources”), and Bank of America, N.A., a national banking association (the “Trustee”), and Mellon Bank (DE) National Association, a national banking association (the “Delaware Trustee”), as trustees. The trustees are independent financial institutions. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as Trustee of the Trust did not change, and references in this Form 10-Q to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A.
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
     On July 31, 2007, subsidiaries of HighMount Exploration & Production LLC (“HighMount”) purchased certain assets from subsidiaries of Dominion Resources, including all of the equity interests in the Company which owns the interests in the Underlying Properties that are burdened by the Trust’s Royalty Interests. The Trust continued to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement, dated as of June 28, 1994 between Dominion Resources and the Trust, to HighMount Exploration & Production Alabama LLC (“HighMount Alabama”), a Delaware limited liability company, which was a subsidiary of HighMount.
     On May 28, 2010, Walter Natural Gas, LLC, a wholly owned subsidiary of Walter Energy, LLC, acquired the Alabama natural gas interests of HighMount, effective March 1, 2010. The acquisition included the Company’s Alabama coal bed methane operations, including the 532 existing conventional gas wells in which the Trust has a net profits interest. The transaction was structured as an acquisition of the membership interests in HighMount Alabama, following which, HighMount Alabama’s name was changed to “Walter Exploration & Production LLC.” Walter Exploration & Production will continue to be party to the

Administrative Services Agreement and Trust Agreement. Walter Exploration & Production will continue to own all the interests in the Company, and the Company, which has changed its name to “Walter Black Warrior Basin LLC,” will continue to own the Underlying Properties. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. The Trust anticipates no change in operations or reporting as a result of the transaction that will significantly impact the Trust or its future revenue stream.
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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of March 31, 2011, no impairment is required.
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
5. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2011, other than as stated below.
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
Results of Operations
Three Month Period Ended March 31, 2011 Compared to Three Month Period Ended March 31, 2010
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
     The Trust received royalty income amounting to $2,087,514 during the first quarter of 2011 compared to $2,512,511 during the first quarter of 2010. This revenue was derived from the receipt of cash on production of 583 Mmcf at an average price of $3.58 per mcf after deducting production taxes of $133,245 compared to 637 Mmcf at an average price received of

$3.94 per mcf after deducting production taxes of $146,062 in the first quarter of 2010. For the three-month period ended March 31, 2011, the Trust was negatively impacted by the decrease in natural gas prices and production, as compared with the three-month period ended March 31, 2010. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
     Interest income during the first quarter of 2011 amounted to $212 compared to $155 compared for the same period in 2010. This increase is a result of higher interest rates in 2011 than in 2010.
     Administrative expenses during the first quarter of 2011 amounted to $282,879 compared to $276,492 in the first quarter of 2010. For this period, these expenses were primarily related to administrative services provided by Walter Exploration & Production, the Trustee and American Stock Transfer & Trust Company, the transfer agent, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The increase in administrative expenses in the first quarter of 2011 as compared to the first quarter of 2010 is primarily due to timing of payment of expenses.
     Distributable income for the first quarter of 2011 was $1,804,847, or $.23 per Unit, compared to distributable income for the first quarter of 2010 of $2,236,174, or $0.28 per Unit. The Trust made a distribution on March 11, 2011 of $0.228656 per Unit compared to a distribution of $0.272321 per Unit made during the first quarter of 2010.
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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of March 31, 2011, no impairment is required.
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2011 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2010.
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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2011, other than as stated below.

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
     The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. Funds held by the Trust pending distribution to Unitholders and in reserve for the payment of Trust expenses and liabilities are invested in Bank of America, N.A. money market accounts, which are backed by the good faith and credit of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation. Each Unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. Additionally, the Trust’s future royalty income may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of crude oil and natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A — Risk Factors — Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 11, 2011, which is accessible on the SEC’s website at www.sec.gov. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk. Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the Trust makes with the SEC.

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
For a discussion of legal proceedings, see the information under the heading “Item 3. Legal Proceedings” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 11, 2011, which is accessible on the SEC’s website at www.sec.gov. There have been no material developments in the legal proceedings disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     Date: May 3, 2011
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