Form 10-Q
period 2011-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2011-08-03
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at August 3, 2011: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2010, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 condensed statement of assets, liabilities, and trust corpus is derived from the audited statement of assets, liabilities, and trust corpus as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2011, the distributable income for the three-month and the six-month periods ended June 30, 2011 and 2010 and the changes in trust corpus for the six-month periods ended June 30, 2011 and 2010, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of June 30, 2011, and for the three-month and six-month periods ended June 30, 2011 and 2010 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of June 30, 2011, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2011 and 2010 and changes in trust corpus for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Austin, Texas
August 3, 2011

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		June 30, 2011	December 31,
	Note	(unaudited)	2010
ASSETS
Cash and cash equivalents		$36,901	$60,357
Royalty interests in gas properties (less accumulated amortization of $140,338,742 and $139,065,207 respectively)		15,478,758	16,752,293

TOTAL ASSETS		$15,515,659	$16,812,650

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable		120,978	$159,120
Contingencies	6	—	—
Trust corpus — 7,850,000 units of beneficial interest authorized, issued and outstanding		15,394,681	16,653,530

TOTAL LIABILITIES AND TRUST CORPUS		$15,515,659	$16,812,650

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For	For
		the Three	the Three
		Months Ended	Months Ended
	Note	June 30, 2011	June 30, 2010
Royalty income		$2,077,474	$2,829,610
Interest income		212	196

		2,077,686	2,829,806
General and administrative expenses		(276,983)	(299,186)

Distributable income	1, 5	$1,800,703	$2,530,620

Distributable income per unit (7,850,000 units)		$.23	$.32

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For the Six	For the Six
		Months Ended	Months Ended
	Note	June 30, 2011	June 30, 2010
Royalty income		$4,164,988	$5,342,122

Interest income		425	350

		4,165,413	5,342,472

General and administrative expenses		(559,862)	(575,678)

Distributable income	1, 5	$3,605,551	$4,766,794

Distributable income per unit (7,850,000 units)		$.46	$.61

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		For the Six	For the Six
		Months Ended	Months Ended
	Note	June 30, 2011	June 30, 2010
Trust corpus, beginning of period		$16,653,530	$19,345,951
Amortization of royalty interests		(1,273,535)	(1,490,728)
Distributable income		3,605,551	4,766,794
Distributions to unitholders	5	(3,590,865)	(4,658,245)

Trust corpus, end of period		$15,394,681	$17,963,772

Distributions per unit (7,850,000 units)	5	$.46	$.59

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
     On July 31, 2007, subsidiaries of HighMount Exploration & Production LLC (“HighMount”) purchased certain assets from subsidiaries of Dominion Resources, including all of the equity interests in the Company which owns the interests in the Underlying Properties that are burdened by the Trust’s Royalty Interests. The Trust continued to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In connection with the sale, Dominion Resources assigned its rights and obligations under the Trust Agreement governing the Trust and the Administrative Services Agreement, dated as of June 28, 1994, between Dominion Resources and the Trust, to HighMount Exploration & Production Alabama LLC (“HighMount Alabama”), a Delaware limited liability company, which was a subsidiary of HighMount.
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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows attributable to the Trust’s gas reserves. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of June 30, 2011, no impairment is required.
Use of Estimates
     The preparation of financial statements in conformity with the basis of accounting described above requires the Trustee to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.
3. FEDERAL INCOME TAXES
     For federal income tax purposes, the Trust constitutes a fixed investment trust which is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The Unitholders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust.
     The Royalty Interests constitute “economic interests” in oil and gas properties for federal income tax purposes. Unitholders must report their share of the revenues from the Royalty Interests as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income.
     The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unitholder. Royalty income generally is treated as portfolio income and does not offset passive losses.
     Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.dom-dominionblackwarriortrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.
Unit holders should consult their tax advisors regarding Trust tax compliance matters.
4. STATE TAX CONSIDERATIONS
     The Trust holds properties located in Alabama. Unitholders should consult the Trust’s latest annual report on Form 10-K for a summary of Alabama state tax matters.

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
6. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2011, other than as stated below.
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
* * * * *
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
     The Trust makes quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests burdening the Underlying Properties. The Royalty Interests owned by the Trust burden the interest in the Underlying Properties that is owned by the Company, an indirect wholly-owned subsidiary of Walter Energy, LLC.
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
Results of Operations
Three and Six Month Periods Ended June 30, 2011 Compared to the Three and Six Month Periods Ended June 30, 2010
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross

Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.
     The Trust received royalty income amounting to $2,077,474 during the second quarter of 2011 compared to $2,829,610 during the second quarter of 2010. This revenue was derived from the receipt of cash on production of 533,858 mcf at an average price received of $3.89 per mcf after deducting production taxes of $128,047 compared to 565,617 mcf at an average price received of $5.00 per mcf after deducting production taxes of $188,371 in the second quarter of 2010. The Trust received royalty income amounting to $4,164,988 during the six months ended June 30, 2011 compared to $5,342,122 during the six months ended June 30, 2010. This revenue was derived from the receipt of cash on production of 1,117 MmcF at an average price received of $3.73 per mcf after deducting production taxes of $261,292 compared to 1,204,014 mcf at an average price received of $4.44 per mcf after deducting production taxes of $334,435 in the six months ended June 30, 2010. For the three and six-month periods ended June 30, 2011, the Trust was negatively impacted by the decrease in natural gas prices and production, as compared with the three and six-month periods ended June 30, 2010. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
     Interest income during the second quarter of 2011 amounted to $212 compared to $196 for the same period in 2010. Interest income during the six months ended June 30, 2011 amounted to $425 compared to $350 for the six months ended June 30, 2010. This increase is a result of higher interest rates in 2011 than in 2010.
     Administrative expenses during the second quarter of 2011 amounted to $276,983 compared to $299,186 in the second quarter of 2010. Administrative expenses during the six months ended June 30, 2011 amounted to $559,862 compared to $575,678 for the six months ended June 30, 2010. For this period, these expenses were primarily related to administrative services provided by Walter Exploration & Production, the Trustee and American Stock Transfer & Trust Company, the transfer agent, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The decrease in administrative expenses in the second quarter of 2011 as compared to the second quarter of 2010 is primarily due to timing of payment of expenses. The decrease in administrative expenses in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is primarily due to timing of payment of expenses.
     Distributable income for the second quarter of 2011 was $1,800,703, or $.23 per Unit, compared to distributable income for the second quarter of 2010 of $2,530,620, or $.32 per Unit. Distributable income for the six months ended June 30, 2011 was $3,605,551 or $.46 per Unit, compared to $4,766,794, or $.61 per Unit for the six months ended June 30, 2010. The Trust made a distribution on June 9, 2011 of $0.228779 per Unit compared to a distribution of $0.321086 per Unit made during the second quarter of 2010.

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
Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of June 30, 2011, no impairment is required.
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the second quarter of 2011 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the first quarter of 2011.
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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2011, other than as stated below.
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

     Date: August 3, 2011
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