Form 10-K/A
period 2010-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2011-11-01
CIK 923680

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
DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

PART IV.	3
Item 15. Exhibits, Financial Statement Schedules	3

Explanatory Note
     This Amendment No. 1 (“Amendment”) on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2011. No revisions are being made to the Trust’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-K, and no other changes are being made to any other disclosure contained in the Form 10-K.
     This Amendment is an exhibit-only filing to remove certain restrictive language in the reserve report dated March 4, 2011 prepared by Ralph E. Davis & Associates Petroleum Engineers and filed as Exhibit 99.2 to the Form 10-K. Except for the changes to Exhibit 99.2 removing the language restricting reliance on the reserve report, no other changes were made to the reserve report, and this Amendment does not update any other exhibits as originally filed. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the trustee are filed as exhibits to this Amendment.
PART IV.
Item 15. Exhibits, Financial Statement Schedules. (a) The following documents are filed as a part of this report or as part of the Form 10-K:
Financial Statements (included in Item 8 of the Form 10-K)
Report of Independent Registered Public Accounting Firm
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

Exhibits
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
Ron E. Hooper
Senior Vice President and Administrator

Date: November 1, 2011
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