Form 10-Q
period 2011-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2011-11-08
CIK 923680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at November 8, 2011: 7,850,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2010, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 condensed statement of assets, liabilities, and trust corpus is derived from the audited statement of assets, liabilities, and trust corpus as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2011, the distributable income for the three-month and the nine-month periods ended September 30, 2011 and 2010 and the changes in trust corpus for the nine-month periods ended September 30, 2011 and 2010, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The condensed financial statements as of September 30, 2011, and for the three-month and the nine-month periods ended September 30, 2011 and 2010 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Dominion Resources Black Warrior Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of September 30, 2011, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2011 and 2010 and changes in trust corpus for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Austin, Texas
November 8, 2011

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		September 30,
		2011	December 31,
	Note	(unaudited)	2010
ASSETS
Cash and cash equivalents		$13,996	$60,357
Royalty interests in gas properties (less accumulated amortization of $140,934,210 and $139,065,207, respectively)		14,883,290	16,752,293

TOTAL ASSETS		$14,897,286	$16,812,650

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable		155,215	$159,120
Contingencies	6	—	—
Trust corpus — 7,850,000 units of beneficial interest authorized, issued and outstanding		14,742,071	16,653,530

TOTAL LIABILITIES AND TRUST CORPUS		$14,897,286	$16,812,650

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For	For
		the Three	the Three
		Months Ended	Months Ended
	Note	September 30, 2011	September 30, 2010
Royalty income		$2,120,249	$2,393,118
Interest income		124	251

		2,120,373	2,393,369
General and administrative expenses		(203,334)	(189,266)

Distributable income	1,5	$1,917,039	$2,204,103

Distributable income per unit (7,850,000 units)		$.24	$.28

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		For the Nine	For the Nine
		Months Ended	Months Ended
	Note	September 30, 2011	September 30, 2010
Royalty income		$6,285,238	$7,735,240

Interest income		549	601

		6,285,787	7,735,841

General and administrative expenses		(763,197)	(764,943)

Distributable income	1,5	$5,522,590	$6,970,898

Distributable income per unit (7,850,000 units)		$.70	$.89

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		For the Nine	For the Nine
		Months Ended	Months Ended
	Note	September 30, 2011	September 30, 2010
Trust corpus, beginning of period		$16,653,530	$19,345,951
Amortization of royalty interests		(1,869,003)	(2,241,353)
Distributable income		5,522,590	6,970,898
Distributions to unitholders	5	(5,565,046)	(6,839,964)

Trust corpus, end of period		$14,742,071	$17,235,532

Distributions per unit (7,850,000 units)	5	$.71	$.87

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
Impairment
     The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2011, no impairment is required.

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
Unitholders should consult their tax advisors regarding Trust tax compliance matters.

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

6. CONTINGENCIES
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2011, other than as stated below.
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

Results of Operations
Three and Nine Month Periods Ended September 30, 2011 Compared to the Three and Nine Month Periods Ended September 30, 2010
     The Trust’s Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below) during the preceding calendar quarter. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Overriding Royalty Conveyance from the Company to the Trust.
     The Trust received royalty income amounting to $2,120,249 during the third quarter of 2011 compared to $2,393,118 during the third quarter of 2010. This revenue was derived from the receipt of cash on production of 522,163 mcf at an average price received of $4.06 per mcf after deducting production taxes of $131,226 compared to 606,000 mcf at an average price received of $3.95 per mcf after deducting production taxes of $127,260 in the third quarter of 2010. The Trust received royalty income amounting to $6,285,238 during the nine months ended September 30, 2011 compared to $7,735,240 during the nine months ended September 30, 2010. This revenue was derived from the receipt of cash on production of 1.639 MmcF at an average price received of $3.83 per mcf after deducting production taxes of $392,518 compared to 1,810 Mmcf at an average price received of $4.27 per mcf after deducting production taxes of $634,497 in the nine months ended September 30, 2010. For the three and nine-month periods ended September 30, 2011, the Trust was negatively impacted by the decrease in natural gas prices and production, as compared with the three and nine-month periods ended September 30, 2010. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.
     Interest income during the third quarter of 2011 amounted to $124 compared to $251 for the same period in 2010. Interest income during the nine months ended September 30, 2011 amounted to $549 compared to $601 for the nine months ended September 30, 2010. This decrease is a result of less funds available in 2011 than in 2010.
     General and administrative expenses during the third quarter of 2011 amounted to $203,334 compared to $189,266 in the third quarter of 2010. General and administrative expenses during the nine months ended September 30, 2011 amounted to $763,197 compared to $764,943 for the nine months ended September 30, 2010. For this period, these expenses were primarily related to general and administrative services provided by Walter Exploration & Production, the Trustee and American Stock Transfer & Trust Company, the transfer agent, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The increase in general and administrative expenses in the third quarter of 2011 as compared to the third quarter of 2010 is primarily due to timing of payment of expenses. The decrease in general and administrative expenses in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was marginal.
     Distributable income for the third quarter of 2011 was $1,917,039, or $.24 per Unit, compared to distributable income for the third quarter of 2010 of $2,204,103, or $.28 per Unit. Distributable income for the nine months ended September 30, 2011 was $5,522,590 or $.70 per Unit, compared to $6,970,898, or $.89 per Unit for the nine months ended September 30, 2010. The Trust made a distribution on September 8, 2011 of $0.251488 per Unit compared to a distribution of $0.277926 per Unit made during the third quarter of 2010.
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

Impairment
     The net amount of royalty interests in gas properties is limited to the fair value of these assets, which would likely be measured by discounting projected cash flows. If the net cost of royalty interests in gas properties exceeds the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus. As of September 30, 2011, no impairment is required.
Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the third quarter of 2011 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the second quarter of 2011.
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
Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2011, other than as stated below.
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

     Date: November 8, 2011
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