Form 10-K
period 2011-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2012-03-15
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-11335

Dominion Resources Black Warrior Trust

(Exact name of registrant as specified in its charter)

Delaware	75-6461716
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐         No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☒

The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $80,933,500.

At March 12, 2012, there were 7,850,000 units of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

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

“Ralph E. Davis & Associates” means Ralph E. Davis & Associates, independent petroleum engineers.

“Reserve Estimate” means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2011, prepared by Ralph E. Davis & Associates.

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

Assets of the Trust

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds. The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). See “Properties — The Royalty Interests.”

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

The Royalty Interests are passive in nature and neither the Trustee nor the Delaware Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Company does not have any contractual commitment to the Trust to develop further the Underlying Properties or to maintain its ownership interest in any of the Underlying Properties. The Company may sell the Company Interests subject to and burdened by the Royalty Interests and, absent certain conditions having been met, with the continuing benefit of Walter Exploration & Production’s assurances. For a description of the Underlying Properties, the Royalty Interests and other information relating to such properties, see “Properties — The Royalty Interests.”

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

Transfer of Royalty Interests

Prior to the termination of the Trust, the Trustee is not authorized to sell or otherwise dispose of all or any part of the Royalty Interests. The Trustee is authorized and directed to sell and convey the Royalty Interests without Unitholder approval upon termination of the Trust. No Unitholder approval for sales or dispositions upon termination is required even though they may constitute a disposition of all or substantially all the assets of the Trust. Any sales upon termination may be made to Walter Exploration & Production or its affiliates. See “ — Termination and Liquidation of the Trust.”

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

The Trust may terminate without Unitholder approval. Unitholders are not entitled to any rights of appraisal or similar rights in connection with the termination of the Trust. The sale of the remaining Royalty Interests and the termination of the Trust will be taxable events to the Unitholders. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and his adjusted basis in such Units. The amount realized by the Trust upon termination will be allocated to Unitholders in the same manner as the Trustee allocates the income received by the Trust. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed herein under “Business — Federal Income Tax Considerations” and “Business — State Tax Considerations.” Each Unitholder should consult his own tax advisor regarding Trust tax compliance matters, including federal and state tax implications concerning the sale of the Royalty Interests and the termination of the Trust.

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

The right of a Unitholder to bring a derivative action on behalf of the Trust with respect to Walter Exploration & Production’s obligation to cure certain deficiencies under the Trust Agreement is subject to the restriction that such right may only be exercised by Unitholders owning of record not less than 25 percent of the Units then outstanding (treated as a single class) and then only absent action by the Trustee to enforce any such obligation within 10 days following receipt by the Trustee of a written request served upon the Trustee by such Unitholders to take such action. In such an event, Unitholders owning of record not less than 25 percent of the Units then outstanding may, acting as a single class and on behalf of the Trust, seek to enforce such obligations. See “Properties — The Royalty Interests — Walter Exploration & Production’s Assurances.”

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 12, 2012, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.

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

Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendments of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Trustee or the Delaware Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. Without the written consent of Walter Exploration & Production and the approval of not less than 66 2/3 percent of the outstanding Units, no provision of the Trust Agreement may be amended with respect to (a) the sale or disposition of all or any part of the Trust estate, including the Royalty Interests, except as specifically provided in the Trust Agreement; (b) termination of the Trust and the disposition of Trust assets upon liquidation of the Trust; or (c) the Company’s right of first refusal with respect to the purchase of any remaining Royalty Interests upon termination of the Trust. Without the written consent of Walter Exploration & Production and the approval of a majority of the outstanding Units, no amendment may be made to the Trust Agreement that would alter Walter Exploration & Production’s conditional right to repurchase all outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Walter Exploration & Production or its affiliates. Additionally, any amendment that increases the obligations, duties or liabilities of or affects the rights of the Trustee or the Delaware Trustee must be consented to by such entity. The Trustee, the Delaware Trustee, Walter Exploration & Production and the Company may, without approval of Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of Unitholders. In addition, (i) Walter Exploration & Production may direct the Trustee to change the name of the Trust without approval of Unitholders and (ii) in the event that a business purpose of the Trust is found or deemed to exist by any taxing or other authority on which finding any taxation authority might rely, the Trustee is authorized to amend or delete and, subject to the receipt of an opinion of counsel reasonably satisfactory to the Trustee, the Trustee, the Delaware Trustee, Walter Exploration & Production and the Company will amend or delete any provision of the Trust Agreement or take such other action as may be necessary to eliminate such business purpose, without approval of Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Conveyance and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under “Description of the Trust — Termination and Liquidation of the Trust,” all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.

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

Classification and Taxation of the Trust	The Trust is a Grantor Trust for federal tax purposes and not an association taxable as a corporation. As a Grantor Trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with each such Unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2011, the Trust earned interest income on funds held for distribution. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

Individuals may incur expenses in connection with the acquisition or maintenance of Trust Units. These expenses may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income.

Treatment of the Royalty Interests	Each Royalty Interest is a nonoperating economic interest in an Underlying Property because it is a right to a fixed percentage of the gross proceeds from the sale of gas as, if and when produced from such properties, the right endures for the economic life of the burdened reserves and the right is not required to bear any cost of developing or producing such gas.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalty Interests or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unitholder’s depletable tax basis in the Units. Rather, a Unitholder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. If any portion of the Royalty Interests is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the Treasury Regulations govern dispositions of property after March 13, 1995. The IRS likely will take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the Code for a Unitholder who acquires and holds Units as an investment and not in the ordinary course of a trade or business.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income and depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See third paragraph under “Description of Units — Periodic Reports.”

WHFIT Reporting Requirements	Some Trust Units are held by middlemen, as such term is broadly defined in Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.dom-dominionblackwarriortrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The Alabama Department of Revenue (the “DOR”) has issued a letter ruling that permits the Trust to file a “composite income tax return” on behalf of all Unitholders who are not residents of Alabama. The filing of the composite income tax return and acceptance of the return by the DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for each of the years 1995-2010 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2011 and each year thereafter for so long as the composite return does not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2011. Accordingly, no Alabama state income tax is due under the 2011 return.

No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2011 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return would impose an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, “Nonresident Unitholders” will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year that shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as “Resident Unitholders.”

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

Alabama Business Privilege Tax

Alabama also imposes a business privilege tax (the “BPT”) on corporations, limited liability entities, and disregarded entities (as those terms are statutorily defined in Alabama’s tax code) doing business in Alabama or organized under Alabama law. BPT liability is calculated by multiplying the taxpayer’s net worth in Alabama (as such term is statutorily defined in Alabama’s tax code) by the applicable tax rate. In 2002, the DOR issued a revenue ruling holding that the BPT applied to a grantor trust. Therefore, the Trust files BPT returns and pays the applicable tax.

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

Environmental Regulation

General.    Operations on the Underlying Properties associated with the production of natural gas are subject to numerous complex and stringent federal, state and local laws, rules and regulations governing health, safety, environmental quality, disposal of waste, pollution control and discharge of materials into the environment, and otherwise relating to protection of the environment. Such laws, rules and regulations may require the acquisition of permits and may also restrict air, water or other pollution resulting from operations. Failure by the Company to comply with these laws, rules or regulations may result in significant liabilities, including administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. The Company could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, at a drill site or a waste disposal facility, and regardless of whether the Company was responsible for the release or contamination or had conducted the operations in compliance with all applicable laws at the time that the release or contamination occurred.

National Pollutant Discharge Elimination System (NPDES) Permit.    Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a NPDES permit issued by the Alabama Department of Environmental Management (“ADEM”). ADEM initially issued five permits in connection with the Underlying Properties, which were consolidated into one permit in February 1994. The ADEM permit was renewed in 1999 and again in 2004, and a timely renewal application was submitted in 2009. The 2004 permit was administratively extended until such time as ADEM reviews and issues a renewal permit. It generally authorizes water disposal based upon the Black Warrior River’s minimum flow rate and maximum chloride level. The Company has advised the Trustee that since 1987 water disposal from the Underlying Properties has not been disrupted.

Climate Change.    Federal, state and local environmental laws, rules and regulations may become more stringent in the future. For example, climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Climate change legislation and regulations have been adopted by many foreign countries and some states in the United States. The United States Environmental Protection Agency (the “EPA”) issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and that required reporting by regulated facilities by September 30, 2011 and annually thereafter. On November 30, 2010, the EPA published a final rule that sets forth reporting requirements for the petroleum and natural gas industry and requires companies that hold state drilling permits and that emit 25,000 metric tons or more of carbon dioxide equivalent per year to report annually carbon dioxide, methane and nitrous oxide emissions from certain sources beginning on March 31, 2012. But on August 4, 2011, the EPA published a proposed rule containing technical amendments to certain greenhouse gas reporting requirements that included a six-month extension for the petroleum and natural gas industry to report its greenhouse gas emissions.

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. The EPA has issued final regulations requiring operators of petroleum and natural gas operations that meet a certain emission threshold to report the greenhouse gas emissions to the EPA. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On July 28, 2011, the EPA proposed four new regulations that, if finalized, would establish new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide and establish an air toxic standard for oil and natural gas production, transmission, and storage. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. The proposed regulations would apply to wells that are hydraulically fractured, or refractured, and to storage tanks and other equipment, and limit methane emissions from those sources. The EPA is expected to take final action by April 2012.

Hydraulic Fracturing.    Congress, the EPA and various states have proposed or adopted legislation regulating hydraulic fracturing (or “fracking”), including requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in drilling operations. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. Recently, however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (the “SDWA”). The EPA has begun the process of drafting guidance documents related to this newly asserted regulatory authority, which could include a broad definition of diesel that would cover a variety of oils that are not diesel but that have similar carbon-chain molecules. The EPA also plans to investigate the treatment of wastewater from hydraulic fracturing for the purpose of setting new standards for discharges from natural gas drilling to publicly owned treatment works. In addition, certain other governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices, including a four-year study by the EPA expected to be completed in 2014. These on-going or proposed reviews, depending on their scope and results, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs.

Potential Effect of Environmental Laws and Regulations.    The Trustee cannot predict the precise effect that the current legislation and regulations, any future legislation or regulations, or enforcement policies thereunder, could have on the operation of the Underlying Properties. While the Company has informed the Trustee that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such laws and regulations have generally become more stringent and costly over time. The Company has also informed the Trustee that it has not budgeted any money for expenditures related to environmental remediation in 2012, indicating that the Company does not anticipate significant environmental contamination in connection with, or as a result of, its operations. If, however, significant environmental contamination occurs in 2012, the Company could incur significant costs to remediate the environmental contamination in accordance will all applicable laws and regulations. As a royalty holder, the Trust may not be directly subject to increased costs to comply with environmental laws and regulations; however, such costs, including any costs associated with remediating environmental contamination, may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. See “Item 2 — Properties — The Royalty Interests — Sale and Abandonment of Underlying Properties” and “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust.”

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

The Trust’s revenues and distributions to Unitholders will be primarily dependent on the sales prices for Gas produced from the Underlying Properties and the quantities of Gas sold. Natural gas prices have historically been volatile and are likely to continue to be volatile. Price volatility and the risk of production curtailment make it difficult to estimate the future levels of cash distributions to Unitholders or the value of the Units. Since the termination of the Gas Purchase Agreement, various gas sales contracts were entered into for base load gas from November 1, 2004 through August 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. A ten-year gas sales contract was entered into effective September 1, 2010 with Alabama Gas Corporation for all gas produced during such period. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and Walter Exploration & Production.

Item 1A.	Risk Factors.

Risks Related to the Oil and Gas Industry

Crude oil and natural gas prices are volatile and fluctuate in response to a number of factors. Lower prices could reduce or eliminate the net proceeds payable to the Trust and Trust distributions.

The Trust’s quarterly distributions are highly dependent upon the prices realized from the sale of natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unitholders. Natural gas prices can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of domestic and foreign natural gas;

•	the level of consumer demand;

•	political conditions in major oil and natural gas producing regions, especially the Middle East;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. Recent lifting costs have been close to or in some cases more than recent gas prices for certain projects in the Underlying Properties. It is impossible to predict future natural gas price movements, and this reduces the predictability of future cash distributions to Unitholders.

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

The accuracy of any reserve estimate is a function of the quality of available data, engineering interpretation and judgment, and the assumptions used regarding the quantities of recoverable natural gas and the future prices of natural gas. Petroleum engineers consider many factors and make many assumptions in estimating reserves. Those factors and assumptions include:

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

Changes in any of these factors and assumptions can materially change reserve and future net revenue estimates. The Trust’s estimate of reserves and future net revenues is further complicated because the Trust holds overriding royalty interests and does not own a specific percentage of the natural gas reserves. Ultimately, actual production, revenues and expenditures for the Underlying Properties, and therefore actual net proceeds payable to the Trust, will vary from estimates, and those variations could be material. Results of drilling, testing and production after the date of those estimates may require substantial downward revisions or write-downs of reserves.

Terrorism and continued hostilities in the Middle East could decrease Trust distributions or the market price of the Units.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism, continued hostilities in the Middle East, and other sustained military campaigns could adversely affect Trust distributions or the market price of the Units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in natural gas prices, or the possibility that the infrastructure on which the operators developing the Underlying Properties rely could be a direct target or an indirect casualty of an act of terror.

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

The net proceeds payable to the Trust are derived from the sale of depleting assets. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves and can offset the reduction in proved reserves. The timing and size of these projects will depend on the market prices of natural gas. Recent gas prices have been close to or in some cases less than the lifting costs for certain projects in the Underlying Properties. Additionally, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. If the Company decides to suspend production or abandon any such wells, the future rate of production decline of proved reserves may be higher than the rate currently calculated by the Trust and proceeds payable to the Trust (and therefore Trust distributions) would be reduced.

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

The Trust will be terminated upon the occurrence of certain events.

Pursuant to the terms of the Trust Agreement, the Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 66 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million. With respect to (ii) above, the ratio of cash amounts to expenses for the most recent calendar quarter was 8.2 to 1.0 ratio and with (iii) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2011 was approximately $27 million. While the results of these computations will not trigger an early termination of the Trust as of December 31, 2011, future computations are subject to the numerous uncertainties in estimating the future net revenues as described in “Item 1A — Risk Factors — Reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves”, including changes in pricing, costs and production volumes. Additionally, the Company notified the Trustee that it is undertaking a study of the economic viability of wells within the Underlying Properties, as a result of which the Company could decide to suspend production or abandon certain wells. As a result, the ability of the Trust’s ratio of cash receipts to expenses or the ability of the reserves to exceed the threshold in the future is uncertain. Following termination, the Trustee will use best efforts to sell any remaining Royalty Interests then owned by the Trust and the net proceeds of any sale would be distributed to Unitholders. There is no assurance that any such sale will be on terms acceptable to all Unitholders. “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” discusses consequences including tax consequences that may result to Unitholders, in the event Trust assets are sold and the Trust is terminated.

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

The public trading price for the Units tends to be tied to the recent and expected levels of cash distribution on the Units. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for natural gas produced from the Trust’s royalty interests. The market price is not necessarily indicative of the value that the Trust would realize if it sold those Royalty Interests to a third party buyer. In addition, such market price is not necessarily reflective of the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the Unitholder.

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

The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by Dominion Black Warrior Basin, Inc. in accordance with the Operating Agreement. See “— Operation of Properties.” The Underlying Properties comprise 34,212 gross acres of land in an area approximately 5 miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2011, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.

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

On May 28, 2010, Walter Natural Gas, LLC, a wholly owned subsidiary of Walter Energy, LLC, acquired the Alabama natural gas interests of HighMount, effective March 1, 2010. The acquisition included the Company’s Alabama coal bed methane operations, including the 532 existing conventional gas wells in which the Trust has a net profits interest. The transaction was structured as an acquisition of the membership interests in HighMount Alabama, following which, HighMount Alabama’s name was changed to Walter Exploration & Production LLC. Walter Exploration & Production will continue to be party to the Administrative Services Agreement and Trust Agreement. Walter Exploration & Production will continue to own all the interests in the Company, and the Company, which has changed its name to Walter Black Warrior Basin LLC, will continue to own the Underlying Properties. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. If the Company decides to suspend production or abandon any such wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

Present Activities — Well Count and Acreage Summary.    The following table shows as of December 31, 2011, the gross and net producing wells and acres for the Company Interests. The Net wells and acres are determined by multiplying the Gross Wells or acres by the Company Interests Owner’s Working Interest in the wells or acres.

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

Water Removal and Disposal.    Water from the wells located on the Underlying Properties is pumped from the wellhead to one of five water disposal systems, each with two ponds, where the water is analyzed and chemically treated to remove impurities prior to discharge into the Black Warrior River. Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by ADEM. The ADEM permit was renewed in 2004 and a timely renewal application was submitted in 2009. The 2004 permit is administratively extended until such time as ADEM reviews and issues a renewal permit. The ADEM permit generally authorizes water disposal based upon the Black Warrior River’s minimum flow rate and maximum chloride level. The

Company has advised the Trust that, since 1987, water disposal from the Underlying Properties has not been disrupted. Although the facilities of the Company have the capacity to store several days of water production, if water disposal into the Black Warrior River is disrupted, natural gas production from the wells on the Underlying Properties would be curtailed during the period of such disruption. See “Business — Regulation and Prices — Environmental Regulation.”

Curtailments.    The Company has advised the Trust that during 2011 production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

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

The Trust is subject to certain rules of the Bureau of Land Management under which the holding of interests in leases by persons other than citizens, nationals and legal resident aliens of the United States (“Eligible Citizens”) are limited. As a result, non-Eligible Citizens are prohibited from owning Units. If any Units are acquired by persons or entities not constituting Eligible Citizens, such Unitholders may be required to sell such Units pursuant to a procedure set forth in the Trust Agreement. See “Business — Description of the Trust — Possible Divestiture of Units.”

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

Sale or Assignment of Royalty Interests.    In certain situations, the Trust may sell or dispose of all or a part of the Royalty Interests, in which case the Trust would receive the proceeds therefrom and distribute such proceeds to the Unitholders, net of any amounts held as a reserve. See “Business — Description of the Trust — Transfer of Royalty Interests” and “Business — Description of the Trust — Duties and Limited Powers of the Trustee and the Delaware Trustee.”

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

Reserve Estimate

Reserve Estimate.    The following table summarizes net proved reserves estimated as of December 31, 2011, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves located in the United States. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

Summary of Gas Reserves as of December 31, 2011 Based on Average Fiscal-Year Prices

December 31, 2011
Net Proved (MMcf) (a):
Developed	11,036
Undeveloped	0

Total Proved	11,036

Estimated Future Net Revenues (in thousands) (a)(b):
2012	$6,562
2013	5,605
2014	4,812
2015	4,069
2016	3,363
Thereafter	17,776

Total	$42,187

Total Discounted at 10 Percent	$26,893

(a)	The estimates of reserves and future net revenues summarized in this table are based upon a price of $4.12 per Mcf, which represented the average market price for gas in their fields during the 12-month period prior to December 31, 2011, determined as an unweighted arithmetic average of the first day of the month price for each month within such period. This price may not be the most representative price for estimating reserves or related future net revenues data.

(b)	Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests for gas production less the relevant share of production, property and related taxes (including severance taxes). Overhead costs have not been included, nor have the effects of depreciation, depletion and federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

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

The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust, and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 1.7 Bcf in 2012 to 0.9 Bcf in 2016.

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

Natural Gas Sales Prices and Production

The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and information regarding natural gas sales prices for the years ended December 31, 2011, December 31, 2010 and December 31, 2009.

	Year ended December 31,
	2011	2010	2009
Production attributable to the Royalty Interests (Bcf)	2.1	2.4	2.7
Weighted average property, production (per Mcf)	$0.24	$0.26	$0.24
Average Sales Price or Contract Price, as applicable (per Mcf)	$4.03	$4.41	$4.03

Gas Purchase Agreement

El Paso, successor to Sonat Marketing, was required under the Gas Purchase Agreement to purchase the Gas produced from the Underlying Properties until such agreement was terminated, effective January 31, 2004.

Contracts were secured from various purchasers for the base load gas from November 1, 2004 through August 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. A ten-year gas sales contract was entered into effective September 1, 2010 with Alabama Gas Corporation for all gas produced during such period. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and Walter Exploration & Production.

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

The Conveyance does not prohibit the transfer of the Underlying Properties by the Company, subject to and burdened by the Royalty Interests. The Company and the other Working Interest owners of the Underlying Properties will have the right, subject to certain restrictions, to abandon any well or lease on the Underlying Properties under certain circumstances. Upon abandonment of any such well or lease, that portion of the Royalty Interests relating thereto will be extinguished. See “— Sale and Abandonment of Underlying Properties.”

Operating Agreement.    Pursuant to the Operating Agreement, ConocoPhillips operated and maintained the Underlying Properties for the Company and the other Working Interest owners until January 1, 2003. As amended October 30, 1996, the Operating Agreement had a three-year term and was to be automatically renewed for additional one-year periods unless either party provided written notice to the other party of its desire to terminate the Operating Agreement before the end of the current calendar year. On December 27, 2000, Dominion Resources notified ConocoPhillips that it was terminating the automatic one-year extension of the agreement. As such, the Operating Agreement was amended effective January 1, 2003 naming the Company as the operator of the Underlying Properties.

Sale and Abandonment of Underlying Properties

The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2011, none of the wells included in the Underlying Properties had been plugged and abandoned. The Company has informed the Trustee that it is undertaking a study of the economic viability of producing each well included in the Underlying Properties, so there can be no assurance that wells will not be plugged and abandoned in the future.

The Company may sell its interest in the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Trust or Unitholders. Under the Trust Agreement, the Company has certain rights (but not the obligation) to purchase the Royalty Interests upon termination of the Trust. See “Business — Description of the Trust — Termination and Liquidation of the Trust.”

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Units in the Trust are listed and traded on the NYSE under the symbol “DOM.” The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the NYSE and the amount of quarterly cash distributions per Unit paid by the Trust.

	Price		Distribution per Unit
	High	Low
2011
First Quarter	$18.00	$13.21	$0.228656
Second Quarter	$14.50	$10.15	$0.228779
Third Quarter	$10.85	$7.00	$0.251488
Fourth Quarter	$10.00	$7.90	$0.226309

2010
First Quarter	$15.63	$12.94	$0.272321
Second Quarter	$14.50	$11.01	$0.321086
Third Quarter	$14.98	$11.02	$0.277926
Fourth Quarter	$16.35	$13.13	$0.291694

At March 12, 2012, there were 7,850,000 Units outstanding and approximately 337 Unitholders of record.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Royalty Income	$8,359,767	$10,207,523	$12,425,827	$26,537,428	$21,962,082
Distributable Income	$7,361,311	$9,185,598	$11,197,573	$25,644,510	$20,912,169
Distributable Income per Unit	$0.94	$1.17	$1.43	$3.27	$2.66
Distributions per Unit	$0.94	$1.16	$1.45	$3.24	$2.68
Total Assets, December 31	$14,063,652	$16,812,650	$19,513,673	$23,055,462	$26,676,808
Total Corpus, December 31	$13,927,682	$16,653,530	$19,345,951	$22,941,064	$26,353,024

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Gross Proceeds (as defined below). The Royalty Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). Gross Proceeds consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties.

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

The year 2011 marked the seventeenth full year of the existence of the Trust. The Trust received royalty income amounting to $8,359,767 during the year ended December 31, 2011, compared to $10,207,523 for 2010 and $12,425,827 for 2009, declining primarily due to lower production and lower prices for natural gas. The royalty income received by the Trust was net of the Royalty Interests’ allocable share of property, production and related taxes. General and administrative expenses during the year ended December 31, 2011 decreased to $999,090, compared to $1,022,830 for 2010 and $1,232,893 for 2009. Distributable income for the year ended December 31, 2011 was $7,361,311 or $0.94 per Unit, compared to $9,185,598, or $1.17 per Unit, for 2010 and $11,197,573, or $1.43 per Unit, for 2009. The decrease in general and administrative expenses in 2011 compared to 2010 was primarily the result of timing of expenses. The decrease in general and administrative expenses in 2010 compared to 2009 was primarily the result of timing of expenses.

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

Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2011, 2010 and 2009, was based on production volumes and natural gas prices for the periods from October 1, 2010 to September 30, 2011, October 1, 2009 to September 30, 2010 and October 1, 2008 to September 30, 2009, respectively.

The following table sets forth the production volumes attributable to the Trust’s Royalty Interests and the average sales Price and Index Price for such production for the periods indicated. These Assets are mature natural gas properties and production should decline in the latter years.

	For 12 Months Ended September 30,
	2011	2010	2009
Production (Bcf)(1)	2.166	2.410	2.758
Production (MMBtu)(2)	2.156	2.406	2.761
Average Sales or Contract Price Received ($/MMBtu)	$4.12	$4.50	$4.79
Average Index Price ($/MMBtu)	$4.11	$4.50	$4.46

(1)	Billion cubic feet of natural gas.

(2)	Trillion British Thermal Units.

The information in this Form 10-K concerning production and prices relating to the Royalty Interests is based on information prepared and furnished by the Company to the Trustee. The Trustee has no control over and no responsibility relating to the operation of or accounting for the Underlying Properties.

Contracts were secured from various purchasers following termination of the Gas Purchase Agreement for base load gas from November 1, 2004 through August 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. A ten-year gas sales contract at spot market prices was entered into effective September 1, 2010 with Alabama Gas Corporation for all gas produced during such period. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and Walter Exploration & Production.

The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2011, 2010 and 2009, by independent petroleum engineers. The reserve quantities of 11.0 Bcf for 2011 compared to 14.7 Bcf for 2010 and compared to 15.7 Bcf for 2009, reflect a decline in reserves between 2009 and 2010 and between 2010 and 2011 as a result of production and a significant change in prices which affects the change in quantities. See “Financial Statements and Supplementary Data — Notes to Financial Statements — Note 8.”

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. If the Company decides to suspend production or abandon any such wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

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

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized and measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of December 31, 2011, no impairment is required.

3.	Revenue Recognition

Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced for the twelve-month period ended September 30th in that calendar year.

4.	Reserve Disclosure

Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. Estimates of future net revenues from proved reserves have been prepared using average 12-month gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within the 12-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as market conditions change.

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

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2011, other than as stated below.

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

New Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a significant impact on the Trust’s financial statements.

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

Tabular Disclosure of Contractual Obligations

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Distribution declared subsequent to year end	$1,390,289	$1,390,289	0	0	0
Total	$1,390,289	$1,390,289	0	0	0

The above payable relates to distributions declared February 17, 2012 and payable March 9, 2012 to Unitholders of record on February 29, 2012.

Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of natural gas contained in Item 1, “Business,” certain reserve information and other statements contained in Item 2, “Properties,” and certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets and the factors identified in Item 1A, “Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments. The assets of the Trust are passive in nature, and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. Funds held by the Trust pending distribution to Unitholders and in reserve for the payment of Trust expenses and liabilities are invested in Bank of America, N.A. money market accounts, which are backed by the good faith and credit of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation. Each Unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. Additionally, the Trust’s future royalty income may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas. See “Item 1A — Risk Factors — Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.” The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk. Information contained in Bank of America, N.A’s periodic filings with the SEC is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that the Trust makes with the SEC.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and

Bank of America, N.A., Trustee:

We have audited the accompanying statements of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2011 and 2010, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Dominion Resources Black Warrior Trust at December 31, 2011 and 2010, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2011, on the basis of accounting described in Note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Austin, TX

March 15, 2012

DOMINION RESOURCES BLACK WARRIOR TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$56,947	$60,357
Royalty interests in gas properties (less accumulated amortization of $141,810,795 and $139,065,207, respectively)	14,006,705	16,752,293

Total Assets	$14,063,652	$16,812,650

LIABILITIES AND TRUST CORPUS
Trust expenses payable	$135,970	$159,120
Trust corpus (7,850,000 units of beneficial interest authorized, issued and outstanding)	13,927,682	16,653,530

Total Liabilities and Trust Corpus	$14,063,652	$16,812,650

Statements of Distributable Income

	Year Ended December 31,
	2011	2010	2009
Royalty income	$8,359,767	$10,207,523	$12,425,827
Interest income	634	905	4,639

	8,360,401	10,208,428	12,430,466
General and administrative expenses	(999,090)	(1,022,830)	(1,232,893)

Distributable income	$7,361,311	$9,185,598	$11,197,573

Distributable income per unit (7,850,000 units)	$0.94	$1.17	$1.43

Distributions per unit	$0.94	$1.16	$1.45

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2011	2010	2009
Trust corpus, beginning of period	$16,653,530	$19,345,951	$22,941,064
Amortization of Royalty Interests	(2,745,588)	(2,748,257)	(3,415,148)
Distributable income	7,361,311	9,185,598	11,197,573
Distributions to Unitholders	(7,341,571)	(9,129,762)	(11,377,538)

	$13,927,682	$16,653,530	$19,345,951

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Years Ended December 31, 2011, 2010 and 2009

1.	Trust Organization and Provisions

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

Notes to Financial Statements — (Continued)

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

2.	Accounting Policies

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

Notes to Financial Statements — (Continued)

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized and measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of December 31, 2011, no impairment is required.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2011.

New Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a significant impact on the Trust’s financial statements.

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

Some Trust Units are held by middlemen, as such term is broadly defined in the Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America, Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.dom-dominionblackwarriortrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.

Notes to Financial Statements — (Continued)

4.	Related Party Transactions

Until July 2007, Dominion Resources provided accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994, after which HighMount Alabama (now Walter Exploration & Production) assumed this function. During 2011 the fee for these services was $492,245 and will increase annually by three percent. Fees paid by the Trust to Walter Exploration & Production in 2010 were $477,907 and in 2009 were $463,987.

Aggregate fees and expense reimbursements paid by the Trust to the Trustees in 2011, 2010 and 2009 were $54,224, $52,791 and $51,399, respectively.

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

6.	Subsequent Events

Subsequent to December 31, 2011, the Trust declared and paid the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit
February 29, 2012	March 9, 2012	$ 0.177106

Notes to Financial Statements — (Continued)

7.	Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2011 and 2010 (in thousands, except per Unit amounts):

Calendar Quarter	Royalty Income	Distributable Income	Distributable Income per Unit
2011
First	$2,088	$1,805	$.23
Second	2,077	1,801	.23
Third	2,120	1,917	.25
Fourth	2,075	1,838	.23

	$8,360	$7,361	$.94

2010
First	$2,513	$2,236	$.28
Second	2,830	2,531	.32
Third	2,393	2,204	.28
Fourth	2,472	2,215	.29

	$10,208	$9,186	$1.17

Selected 2011 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income	$2,075
Interest income	—
General and administrative expenses	(237)

Distributable income	$1,838

Distributable income per Unit	.23
Distributions per Unit	.23

8.	Supplemental Gas Disclosure (Unaudited)

The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2011, 2010, 2009 and January 1, 2009, by independent petroleum engineers.

Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. Estimates of future net revenues from proved reserves have been prepared using average 12-month gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within the 12-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as market conditions change. The average prices for December 31, 2011, December 31, 2010 and December 31, 2009, were $4.12, $4.37, and $3.70 per Mcf, respectively. As of February 28, 2012, published Gas prices were approximately $2.45 per Mcf. The use of such price as compared to $4.12 per Mcf, which was used to calculate the below information, would result in a lower standardized measure of discounted future net cash flows for Gas.

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

Notes to Financial Statements — (Continued)

gas operations, such as an accurate count of the number of wells located on the Underlying Properties, the number of exploratory or development wells drilled on the Underlying Properties during the periods presented by this report, or the number of wells in process or other present activities on the Underlying Properties, and the Registrant cannot readily obtain such information.

The reserve estimates for the Royalty Interests are based on a percentage share of the Company’s Gross Proceeds payable to the Trust of 65 percent.

Proved developed reserves at January 1, 2009	19,800
Revisions of previous estimates	(1,292)
Production (MMcf)	(2,758)

Proved developed reserves at December 31, 2009	15,750
Revisions of previous estimates	1,350
Production (MMcf)	(2,410)

Proved developed reserves at December 31, 2010	14,690
Revisions of previous estimates	(1,487)
Production (MMcf)	(2,167)

Proved developed reserves at December 31, 2011	11,036

All proved reserve estimates presented above at December 31, 2011, 2010, 2009 and January 1, 2009, are proved developed.

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

The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2011, 2010 and 2009 relating to the Trust’s Royalty Interests (thousands of dollars):

	2011	2010	2009
Future cash inflows	$45,469	$64,160	$55,145
Future taxes	(3,282)	(3,850)	(3,309)

Future net cash flows	42,187	60,310	51,836
10% annual discount for estimated timing of cash flow	(15,294)	(23,813)	(19,311)

Standardized measure of discounted future net cash flows	$26,893	$36,497	$32,525

Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002.

Notes to Financial Statements — (Continued)

The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the year ended December 31, 2011, 2010 and 2009 (thousands of dollars):

	2011	2010	2009
Balance at beginning of period	$36,497	$32,525	$57,370
Increase (decrease) due to:
Royalty income, net of taxes	(8,360)	(10,208)	(12,426)
Changes in prices	(1,972)	5,012	(19,589)
Changes in estimated volumes	(2,921)	5,915	1,433
Accretion of discount	3,649	3,253	5,737

Balance at December 31	$26,893	$36,497	$32,525

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. If the Company decides to suspend production or abandon any such wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust.

9.	Gas Purchase Agreement

Contracts were secured from various purchasers following termination of the Gas Purchase Agreement for base load gas from November 1, 2004 through August 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. A ten-year gas sales contract was entered into effective September 1, 2010 with Alabama Gas Corporation for all gas produced during such period at spot market prices. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and Walter Exploration & Production.

10.	Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2011, other than as stated below.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2011. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2011, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee

We have audited the internal control over financial reporting of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Dominion Resources Black Warrior Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of the Trust as of December 31, 2011 and the related statement of distributable income and changes in trust corpus for the year ended December 31, 2011, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Austin, TX

March 15, 2012

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

Compensation of the Trustee.    The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $49,224, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate, which is currently $150 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000, which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2011, the Trustee and the Delaware Trustee received total compensation of $49,224 and $5,000, respectively.

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

Security Ownership of Management.    The Trust has no directors or executive officers. As of March 1, 2012, Bank of America, N.A., the Trustee, beneficially owned 7,997 units. Mellon Bank (DE) National Association, the Delaware Trustee, did not beneficially own any Units.

Changes in Control.    The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Administrative Services Agreement

Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. In July 2007, Walter Exploration & Production assumed Dominion Resources’ obligations under the Administrative Services Agreement and is entitled to the administrative services fee. The annual fee, payable in equal quarterly installments, is currently $49,224 and will increase annually by three percent.

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

Walter Exploration & Production’s Conditional Right of Repurchase

Dominion Resources assigned its rights under the Trust Agreement to Walter Exploration & Production, including its right to repurchase all (but not less than all) outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Walter Exploration & Production and its affiliates. Any such repurchase would generally be at a price equal to the greater of (i) the highest price at which Walter Exploration & Production or any of its affiliates acquired Units during the 90 days immediately preceding the Determination Date and (ii) the average closing price of Units on the NYSE for the 30 trading days immediately preceding the Determination Date. Any such repurchase would be conducted in accordance with applicable federal and state securities laws. See “Business — Description of Units — Conditional Right of Repurchase.”

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

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2011 and 2010 are:

	2011	2010
Audit Fees	$104,500	$114,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$104,500	$114,500

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

Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

No.		Exhibit

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated March 9, 2012, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2011, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION RESOURCES BLACK WARRIOR TRUST BY: BANK OF AMERICA, N.A., TRUSTEE

By:	/S/ RON E. HOOPER
Ron E. Hooper Senior Vice President and Administrator

Date: March 15, 2012

(The Registrant has no directors or executive officers.)

Index to Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

No.		Exhibit

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated March 9, 2012, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2011, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust