Form 10-Q
period 2012-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2012-08-08
CIK 923680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at August 1, 2012: 7,850,000.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2011, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 condensed statement of assets, liabilities, and trust corpus is derived from the audited statement of assets, liabilities, and trust corpus as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2012, the distributable income for the three-month and the six-month periods ended June 30, 2012 and 2011 and the changes in trust corpus for the six-month periods ended June 30, 2012 and 2011, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of June 30, 2012, and for the three-month and six-month periods ended June 30, 2012 and 2011 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Dominion Resources Black Warrior Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of June 30, 2012, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2012 and 2011 and changes in trust corpus for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Trustee.

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

As described in Note 2 to the condensed financial statements, these condensed interim financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2011, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 15, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2011 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

Dallas, TX

August 8, 2012

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,

LIABILITIES AND TRUST CORPUS (UNAUDITED)

	Note	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents		$34,910	$56,947
Royalty interests in gas properties (less accumulated amortization of $143,112,671 and $141,810,795, respectively)		12,704,829	14,006,705

TOTAL ASSETS		$12,739,739	$14,063,652

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable		$120,980	$135,970
Contingencies	6	—	—
Trust corpus—7,850,000 units of beneficial interest authorized, issued and outstanding		12,618,759	13,927,682

TOTAL LIABILITIES AND TRUST CORPUS		$12,739,739	$14,063,652

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Note	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011
Royalty income		$1,291,584	$2,077,474
Interest income		78	212

		1,291,662	2,077,686
General and administrative expenses		(332,712)	(276,983)

Distributable income	1, 5	$958,950	$1,800,703

Distributable income per unit (7,850,000 units)		$.12	$.23

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Note	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Royalty income		$3,026,946	$4,164,988
Interest income		136	425

		3,027,082	4,165,413
General and administrative expenses		(625,199)	(559,862)

Distributable income	1, 5	$2,401,883	$3,605,551

Distributable income per unit (7,850,000 units)		$.31	$.46

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Note	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Trust corpus, beginning of period		$13,927,682	$16,653,530
Amortization of royalty interests		(1,301,876)	(1,273,535)
Distributable income		2,401,883	3,605,551
Distributions to unitholders	5	(2,408,930)	(3,590,865)

Trust corpus, end of period		$12,618,759	$15,394,681

Distributions per unit (7,850,000 units)	5	$.31	$.46

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2012, no impairment is required.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2012, other than as stated in Note 6 below.

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

The Royalty Interests constitute “economic interests” in oil and gas properties for federal income tax purposes. Unitholders must report their share of the revenues from the Royalty Interests as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the second quarter of 2012, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unitholder. Royalty income generally is treated as portfolio income and does not offset passive losses.

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, email address trustee@dom-dominionblackwarriortrust.com is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.dom-dominionblackwarriortrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

6. CONTINGENCIES

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2012, other than as stated below.

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

Results of Operations

Three and Six Month Periods Ended June 30, 2012 Compared to the Three and Six Month Periods Ended June 30, 2011

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

The Trust received royalty income amounting to $1,291,584 during the second quarter of 2012 compared to $2,077,474 during the second quarter of 2011. This revenue was derived from the receipt of cash on production of 500,158 mcf at an average price of $2.58 per mcf after deducting production taxes of $75,400 compared to 533,858 mcf at an average price received of $3.89 per mcf after deducting production taxes of $128,047 in the second quarter of 2011. The Trust received royalty income amounting to $3,026,946 during the six months ended June 30, 2012 compared to $4,164,988 during the six months ended June 30, 2011. This revenue was derived from the receipt of cash on production of 1,026 Mmcf at an average price received of $2.95 per mcf after deducting production taxes of $181,643 compared to 1,117 Mmcf at an average price received of $3.73 per mcf after deducting production taxes of $261,292 in the six months ended June 30, 2011. For the three and six-month periods ended June 30, 2012, the Trust was negatively impacted by the decrease in natural gas prices and production, as compared with the three and six-month periods ended June 30, 2011. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

Interest income during the second quarter of 2012 amounted to $78 compared to $212 for the same period in 2011. Interest income during the six months ended June 30, 2012 amounted to $136 compared to $425 for the six months ended June 30, 2011. This decrease is a result of less funds available in 2012 than in 2011.

General and administrative expenses during the second quarter of 2012 amounted to $332,712 compared to $276,983 in the second quarter of 2011. General and administrative expenses during the six months ended June 30, 2012 amounted to $625,199 compared to $559,862 for the six months ended June 30, 2011. For this period, these expenses were primarily related to general and administrative services provided by Walter Exploration & Production, the Trustee and American Stock Transfer & Trust Company, the transfer agent, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The increase in general and administrative expenses in the second quarter of 2012 as compared to the second quarter of 2011 is primarily due to additional professional expenses. The increase in general and administrative expenses in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is primarily due to additional professional expenses.

Distributable income for the second quarter of 2012 was $958,950, or $.12 per Unit, compared to distributable income for the second quarter of 2011 of $1,800,703, or $.23 per Unit. Distributable income for the six months ended June 30, 2012 was $2,401,883, or $.31 per Unit, compared to $3,605,551, or $.46 per Unit for the six months ended June 30, 2011. The Trust made a distribution on June 8, 2012 of $0.129764 per Unit compared to a distribution of $0.228779 per Unit made during the second quarter of 2011.

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2012, no impairment is required.

Revenue Recognition

Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the second quarter of 2012 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the first quarter of 2012.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2012, other than as stated below.

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

Date: August 8, 2012

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