Form 10-Q
period 2012-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2012-11-07
CIK 923680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Number of units of beneficial interest outstanding at November 7, 2012: 7,850,000.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2011, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 condensed statement of assets, liabilities, and trust corpus is derived from the audited statement of assets, liabilities, and trust corpus as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2012, the distributable income for the three-month and the nine-month periods ended September 30, 2012 and 2011 and the changes in trust corpus for the nine-month periods ended September 30, 2012 and 2011, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of September 30, 2012, and for the three-month and nine-month periods ended September 30, 2012 and 2011 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Dominion Resources Black Warrior Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of September 30, 2012, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2012 and 2011 and changes in trust corpus for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Trustee.

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

As described in Note 2 to the condensed interim financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Dallas, TX

November 7, 2012

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,

LIABILITIES AND TRUST CORPUS (UNAUDITED)

	Note	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents		$57,940	$56,947

Royalty interests in gas properties (less accumulated amortization of $143,754,009 and $141,810,795, respectively)		12,063,491	14,006,705

TOTAL ASSETS		$12,121,431	$14,063,652

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable		$122,618	$135,970

Contingencies	6	—	—

Trust corpus—7,850,000 units of beneficial interest authorized, issued and outstanding		11,998,813	13,927,682

TOTAL LIABILITIES AND TRUST CORPUS		$12,121,431	$14,063,652

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Note	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011
Royalty income		$995,623	$2,120,249
Interest income		65	124

		995,688	2,120,373
General and administrative expenses		(220,783)	(203,334)

Distributable income	1, 5	$774,905	$1,917,039

Distributable income per unit (7,850,000 units)		$.10	$.24

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Note	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Royalty income		$4,022,569	$6,285,238
Interest income		201	549

		4,022,770	6,285,787
General and administrative expenses		(845,982)	(763,197)

Distributable income	1, 5	$3,176,788	$5,522,590

Distributable income per unit (7,850,000 units)		$.40	$.70

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Note	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Trust corpus, beginning of period		$13,927,682	$16,653,530
Amortization of royalty interests		(1,943,214)	(1,869,003)
Distributable income		3,176,788	5,522,590
Distributions to unitholders	5	(3,162,443)	(5,565,046)

Trust corpus, end of period		$11,998,813	$14,742,071

Distributions per unit (7,850,000 units)	5	$.40	$.71

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and certain cash reserves that may be established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results. This comprehensive basis of accounting other than accounting principles generally accepted in the United States of America corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2012, no impairment is required.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2012, other than as stated in Note 6 below.

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

The Royalty Interests constitute “economic interests” in oil and gas properties for federal income tax purposes. Unitholders must report their share of the revenues from the Royalty Interests as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the third quarter of 2012, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2012, other than as stated below.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. If the Company decides to suspend production or abandon any such wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1—Business—Description of the Trust—Termination and Liquidation of the Trust” and “Item 1A—Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012, which is accessible on the SEC’s website at www.sec.gov, for additional information.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. If the Company decides to suspend production or abandon any such wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1—Business—Description of the Trust—Termination and Liquidation of the Trust” and “Item 1A—Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012, which is accessible on the SEC’s website at www.sec.gov, for additional information.

Results of Operations

Three and Nine Month Periods Ended September 30, 2012 Compared to the Three and Nine Month Periods Ended September 30, 2011

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

The Trust received royalty income amounting to $995,623 during the third quarter of 2012 compared to $2,120,249 during the third quarter of 2011. This revenue was derived from the receipt of cash on production of 505,319 mcf at an average price of $1.97 per mcf after deducting production taxes of $54,199 compared to 522,163 mcf at an average price received of $4.06 per mcf after deducting production taxes of $131,226 in the third quarter of 2011. The Trust received royalty income amounting to $4,022,569 during the nine months ended September 30, 2012 compared to $6,285,238 during the nine months ended September 30, 2011. This revenue was derived from the receipt of cash on production of 1,531 Mmcf at an average price received of $2.61 per mcf after deducting production taxes of $235,841 compared to 1.639 Mmcf at an average price received of $3.83 per mcf after deducting production taxes of $392,518 in the nine months ended September 30, 2011. For the three and nine-month periods ended September 30, 2012, the Trust was negatively impacted by the decrease in natural gas prices and production, as compared with the three and nine-month periods ended September 30, 2011. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

Interest income during the third quarter of 2012 amounted to $65 compared to $124 for the same period in 2011. Interest income during the nine months ended September 30, 2012 amounted to $201 compared to $549 for the nine months ended September 30, 2011. This decrease is a result of less funds available in 2012 than in 2011.

General and administrative expenses during the third quarter of 2012 amounted to $220,783 compared to $203,334 in the third quarter of 2011. General and administrative expenses during the nine months ended September 30, 2012 amounted to $845,982 compared to $763,197 for the nine months ended September 30, 2011. For this period, these expenses were primarily related to general and administrative services provided by Walter Exploration & Production, the Trustee and American Stock Transfer & Trust Company, the transfer agent, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The increase in general and administrative expenses in the third quarter of 2012 as compared to the third quarter of 2011 is primarily due to additional professional expenses. The increase in general and administrative expenses in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is primarily due to additional professional expenses.

Distributable income for the third quarter of 2012 was $774,905, or $.10 per Unit, compared to distributable income for the third quarter of 2011 of $1,917,039, or $.24 per Unit. Distributable income for the nine months ended September 30, 2012 was $3,176,788, or $.40 per Unit, compared to $5,522,590, or $.70 per Unit for the nine months ended September 30, 2011. The Trust made a distribution on September 7, 2012 of $0.095989 per Unit compared to a distribution of $0.251488 per Unit made during the third quarter of 2011.

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and certain cash reserves that may be established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results. This comprehensive basis of accounting other than accounting principles generally accepted in the United States of America corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2012, no impairment is required.

Revenue Recognition

Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the third quarter of 2012 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the second quarter of 2012.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2012, other than as stated below.

The Trust is named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on the plaintiff’s property and suppression of material facts by defendants, and the plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. The Trustee does not believe this litigation will have a material effect on the Trust’s financial statements.

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. If the Company decides to suspend production or abandon any such wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1—Business—Description of the Trust—Termination and Liquidation of the Trust” and “Item 1A—Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012, which is accessible on the SEC’s website at www.sec.gov, for additional information.

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
Ron E. Hooper
Senior Vice President and Administrator

Date: November 7, 2012

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