Form 10-K
period 2012-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2013-03-15
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $50,868,000.00.

At March 1, 2013, there were 7,850,000 units of beneficial interest outstanding.

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

“Ralph E. Davis & Associates” means Ralph E. Davis & Associates, independent petroleum engineers.

“Reserve Estimate” means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2012, prepared by Ralph E. Davis & Associates.

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

Transfer of Royalty Interests

Prior to the termination of the Trust, the Trustee is not authorized to sell or otherwise dispose of all or any part of the Royalty Interests. The Trustee is authorized and directed to sell and convey the Royalty Interests without Unitholder approval upon termination of the Trust. No Unitholder approval for sales or dispositions upon termination is required even though they may constitute a disposition of all or substantially all the assets of the Trust. Any sales upon termination may be made to Walter Exploration & Production or its affiliates. See “Termination and Liquidation of the Trust.”

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2013, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.

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

Classification and Taxation of the Trust	The Trust is a Grantor Trust for federal tax purposes and not an association taxable as a corporation. As a Grantor Trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with each such Unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2012, the Trust earned interest income on funds held for distribution. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

Individuals may incur expenses in connection with the acquisition or maintenance of Trust Units. These expenses may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income.

Treatment of the Royalty Interests	Each Royalty Interest is a nonoperating economic interest in an Underlying Property because it is a right to a fixed percentage of the gross proceeds from the sale of gas as, if and when produced from such properties, the right endures for the economic life of the burdened reserves and the right is not required to bear any cost of developing or producing such gas.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalty Interests or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unitholder’s depletable tax basis in the Units. Rather, a Unitholder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. If any portion of the Royalty Interests is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the Treasury Regulations govern dispositions of property after March 13, 1995. The IRS likely will take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the Code for a Unitholder who acquires and holds Units as an investment and not in the ordinary course of a trade or business.

Income tax rates	Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Such marginal tax rates may be effectively increased by up to 1.2% due to the phaseout of personal exemptions and the limitations on itemized deductions. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Medicare tax on investment income

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts for taxable years beginning after December 31, 2012. For these purposes, investment income generally will include a Unitholder’s allocable share of the Trust’s interest and royalty income plus the gain recognized from a sale of Trust Units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income and depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See third paragraph under “Description of Units — Periodic Reports.”

WHFIT Reporting Requirements	Some Trust Units are held by middlemen, as such term is broadly defined in Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, email address trustee@dom-dominionblackwarriortrust.com, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.dom-dominionblackwarriortrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The Alabama Department of Revenue (the “DOR”) has issued a letter ruling that permits the Trust to file a “composite income tax return” on behalf of all Unitholders who are not residents of Alabama. The filing of the composite income tax return and acceptance of the return by the DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for each of the years 1995-2011 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2012 and each year thereafter for so long as the composite return does not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2012. Accordingly, no Alabama state income tax is due under the 2012 return.

No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2012 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return would impose an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, “Nonresident Unitholders” will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year that shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as “Resident Unitholders.”

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

Environmental Regulation

General.    Operations on the Underlying Properties associated with the production of natural gas are subject to numerous complex and stringent federal, state and local laws, rules and regulations governing health, safety, environmental quality, disposal of waste, pollution control and discharge of materials into the environment, and otherwise relating to protection of the environment. Such laws, rules and regulations may require the acquisition of permits and may also restrict air emissions, water discharges or other potential sources of pollution resulting from operations. Failure by the Company to comply with these laws, rules or regulations may result in significant liabilities, including administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. The Company could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, for example, at a drill site or a waste disposal facility, and regardless of whether the Company was responsible for the release or contamination or had conducted the operations in compliance with all applicable laws at the time that the release or contamination occurred.

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

Climate Change.    Federal, state and local environmental laws, rules and regulations may become more stringent in the future. For example, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Climate change legislation and regulations have been adopted by many foreign countries and some states in the United States. The United States Environmental Protection Agency (the “EPA”) issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and that required reporting by regulated facilities by September 30, 2011 and annually thereafter. On November 30, 2010, the EPA published a final rule that set forth reporting requirements for the petroleum and natural gas industry and required companies that hold state drilling permits and that emit 25,000 metric tons or more of carbon dioxide equivalent per year to report annually carbon dioxide, methane and nitrous oxide emissions from certain sources beginning on March 31, 2012. On November 30, 2011, the EPA published a final rule that established technical amendments to certain greenhouse gas reporting requirements and that extended the reporting deadline to September 2012 for the petroleum and natural gas industry sources to report their greenhouse gas emissions.

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. The EPA has issued final regulations requiring operators of petroleum and natural gas operations that meet a certain emission threshold to report the greenhouse gas emissions to the EPA. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On April 17, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations apply to wells that are hydraulically fractured, or refractured, and to storage tanks and other equipment.

Hydraulic Fracturing.    Congress, the EPA and various states and cities have proposed or adopted legislation regulating hydraulic fracturing (or “fracking”), including requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in drilling operations. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (the “SDWA”). The EPA has developed draft underground injection control regulations for oil and natural gas hydraulic fracturing activities using diesel fuel. A relevant issue is how the EPA will define diesel, which could cover a variety of oils that are not diesel but that have similar carbon-chain molecules.

The EPA is also conducting a congressionally mandated study on the effects of hydraulic fracturing on water at all stages in the operational cycle of harvesting natural gas, which is expected to be completed in 2014. This study is anticipated to form the basis for a comprehensive regulatory effort. The EPA study, or other studies, of hydraulic fracturing could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs. The re-election of President Obama makes such regulation of the oil and gas industry more likely.

Potential Effect of Environmental Laws and Regulations.    The Trustee cannot predict the precise effect that the current legislation and regulations, any future legislation or regulations, or enforcement policies thereunder, could have on the operation of the Underlying Properties. While the Company has informed the Trustee that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such laws and regulations have generally become more stringent and costly over time. The Company has also informed the Trustee that it has not budgeted any money for expenditures related to environmental remediation in 2013, indicating that the Company does not anticipate significant environmental contamination in connection with, or as a result of, its operations. If, however, significant environmental contamination occurs in 2013, the Company could incur significant costs to remediate the environmental contamination in accordance will all applicable laws and regulations. As a royalty holder, the Trust may not be directly subject to increased costs to comply with environmental laws and regulations; however, such costs, including any costs associated with remediating environmental contamination, may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. See “Item 2 — Properties — The Royalty Interests — Sale and Abandonment of Underlying Properties” and “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust.”

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

When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. Recent lifting costs have been close to or in some cases more than recent gas prices for certain projects in the Underlying Properties. The Company informed the Trustee that it abandoned 11 wells in 2012 as the Company considered them uneconomic, and up to an additional 24 wells may become subject to abandonment during 2013 if natural gas prices remain law. It is impossible to predict future natural gas price movements, and this reduces the predictability of future cash distributions to Unitholders.

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

The net proceeds payable to the Trust are derived from the sale of depleting assets. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves and can offset the reduction in proved reserves. The timing and size of these projects will depend on the market prices of natural gas. Recent gas prices have been close to or in some cases less than the lifting costs for certain projects in the Underlying Properties. Additionally, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 22 wells in 2013 as the Company considered them uneconomic and will evaluate an additional 24 wells in 2013. If the Company decides to suspend production or abandon any additional wells, the future rate of production decline of proved reserves may be higher than the rate currently calculated by the Trust and proceeds payable to the Trust (and therefore Trust distributions) would be reduced.

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

Pursuant to the terms of the Trust Agreement, the Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 66 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million. With respect to (ii) above, the ratio of cash amounts to expenses for the most recent calendar quarter was 4.5 to 1.0 ratio and with (iii) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2012 was approximately $12.8 million. While the results of these computations will not trigger an early termination of the Trust as of December 31, 2012, future computations are subject to the numerous uncertainties in estimating the future net revenues as described in “Item 1A — Risk Factors — Reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves.”, including changes in pricing, costs and production volumes. Additionally, the Company notified the Trustee that it abandoned 11 wells in 2012 as it considered them uneconomic and that it is continuing to study the economic viability of an additional 24 wells within the Underlying Properties in 2013, as a result of which the Company could decide to suspend production or abandon such additional wells. As a result, the ability of the Trust’s ratio of cash receipts to expenses or the ability of the reserves to exceed the threshold in the future is uncertain. Following termination, the Trustee will use best efforts to sell any remaining Royalty Interests then owned by the Trust and the net proceeds of any sale would be distributed to Unitholders. There is no assurance that any such sale will be on terms acceptable to all Unitholders. “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” discusses consequences including tax consequences that may result to Unitholders, in the event Trust assets are sold and the Trust is terminated.

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

Wells in the Black Warrior Basin produce natural gas from coal seam formations that have production characteristics materially different from conventional natural gas wells. The primary factor affecting recovery of gas reserves from coal seams in the Black Warrior Basin is the lowering of reservoir pressure through “dewatering” operations. In a typical coal seam gas well on the Underlying Properties, average daily natural gas production generally will increase as wells are “dewatered” until natural gas production reaches a “peak” at which time natural gas production will decline. The amount of time necessary to “dewater” a well and cause it to reach its peak production, and the ultimate level of a well’s peak production, are difficult to estimate. Since all of the 532 wells included in the Underlying Properties were producing by mid-1991, the Company believes that production from such wells as are continuing to produce is currently past its peak and will decline over the term of the Trust.

The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by Dominion Black Warrior Basin, Inc. in accordance with the Operating Agreement. See “— Operation of Properties.” The Underlying Properties comprise 34,212 gross acres of land in an area approximately 5 miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2012, the Underlying Properties contained 532 wells that were producing gas, all of which were drilled prior to 1993.

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

On May 28, 2010, Walter Natural Gas, LLC, a wholly owned subsidiary of Walter Energy, LLC, acquired the Alabama natural gas interests of HighMount, effective March 1, 2010. The acquisition included the Company’s Alabama coal bed methane operations, including the 532 then-existing conventional gas wells in which the Trust has a net profits interest. The transaction was structured as an acquisition of the membership interests in HighMount Alabama, following which, HighMount Alabama’s name was changed to Walter Exploration & Production LLC. Walter Exploration & Production will continue to be party to the Administrative Services Agreement and Trust Agreement. Walter Exploration & Production will continue to own all the interests in the Company, and the Company, which has changed its name to Walter Black Warrior Basin LLC, will continue to own the Underlying Properties. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company notified the Trustee that it abandoned 11 wells in 2012 because it considered them uneconomic, and that it continues to evaluate an additional 24 wells in 2013. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

Present Activities — Well Count and Acreage Summary.    The following table shows as of December 31, 2012, the gross and net producing wells and acres for the Company Interests. The Net wells and acres are determined by multiplying the Gross Wells or acres by the Company Interests Owner’s Working Interest in the wells or acres.

	Number of Wells		Acres
	Gross	Net	Gross	Net
Company Interests	521	506	34,212	33,363

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

Curtailments.    The Company has advised the Trust that during 2012 production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

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

Reserve Estimate

Reserve Estimate.    The following table summarizes net proved reserves estimated as of December 31, 2012, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves located in the United States. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

Summary of Gas Reserves as of December 31, 2012 Based on Average Fiscal-Year Prices

December 31, 2012
Net Proved (MMcf) (a):
Developed	7,649
Undeveloped	0

Total Proved	7,649

Estimated Future Net Revenues (in thousands)(a)(b):
2013	$3,388
2014	2,851
2015	2,349
2016	1,920
2017	1,530
Thereafter	7,500

Total	$19,538

Total Discounted at 10 Percent	$12,824

(a)	The estimates of reserves and future net revenues summarized in this table are based upon a price of $2.75 per Mcf, which represented the average market price for gas in their fields during the 12-month period prior to December 31, 2012, determined as an unweighted arithmetic average of the first day of the month price for each month within such period. This price may not be the most representative price for estimating reserves or related future net revenues data.

(b)	Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests for gas production less the relevant share of production, property and related taxes (including severance taxes). Overhead costs have not been included, nor have the effects of depreciation, depletion and federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

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

The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust, and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decline from 1.3 Bcf in 2013 to 0.6 Bcf in 2017.

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

Natural Gas Sales Prices and Production

The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and information regarding natural gas sales prices for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.

	Year ended December 31,
	2012	2011	2010
Production attributable to the Royalty Interests (Bcf)	2.0	2.1	2.4
Weighted average property, production (per Mcf)	$0.25	$0.24	$0.26
Average Sales Price or Contract Price, as applicable (per Mcf)	$2.78	$4.03	$4.41

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

Sale and Abandonment of Underlying Properties

The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2012, 11 of the wells included in the Underlying Properties had been plugged and abandoned. The Company has informed the Trustee that it is undertaking a study of the economic viability of producing each well included in the Underlying Properties (24 of which will be evaluated in 2013), so there can be no assurance that additional wells will not be plugged and abandoned in the future.

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

	Price		Distribution per Unit
	High	Low
2012
First Quarter	$11.25	$8.00	$0.177106
Second Quarter	$9.75	$5.50	$0.129764
Third Quarter	$7.00	$4.02	$0.095989
Fourth Quarter	$4.89	$2.85	$0.135622

2011
First Quarter	$18.00	$13.21	$0.228656
Second Quarter	$14.50	$10.15	$0.228779
Third Quarter	$10.85	$7.00	$0.251488
Fourth Quarter	$10.00	$7.90	$0.226309

At March 1, 2013, there were 7,850,000 Units outstanding and approximately 337 Unitholders of record.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Royalty Income	$5,341,293	$8,359,767	$10,207,523	$12,425,827	$26,537,428
Distributable Income	$4,245,723	$7,361,311	$9,185,598	$11,197,573	$25,644,510
Distributable Income per Unit	$0.54	$0.94	$1.17	$1.43	$3.27
Distributions per Unit	$0.54	$0.94	$1.16	$1.45	$3.24
Total Assets, December 31	$11,123,776	$14,063,652	$16,812,650	$19,513,673	$23,055,462
Total Corpus, December 31	$11,003,644	$13,927,682	$16,653,530	$19,345,951	$22,941,064

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

The year 2012 marked the eighteenth full year of the existence of the Trust. The Trust received royalty income amounting to $5,341,293 during the year ended December 31, 2012, compared to $8,359,767 for 2011 and $10,207,523 for 2010, declining primarily due to lower production and lower prices for natural gas. The royalty income received by the Trust was net of the Royalty Interests’ allocable share of property, production and related taxes. General and administrative expenses during the year ended December 31, 2012 increased to $1,095,854, compared to $999,090 for 2011 and $1,022,830 for 2010. Distributable income for the year ended December 31, 2012 was $4,245,723, or $0.54 per Unit, compared to $7,361,311, or $0.94 per Unit, for 2011 and $9,185,598, or $1.17 per Unit, for 2010. The increase in general and administrative expenses in 2012 compared to 2011 was primarily the result of timing of expenses. The decrease in general and administrative expenses in 2011 compared to 2010 was primarily the result of timing of expenses.

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

Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2012, 2011 and 2010, was based on production volumes and natural gas prices for the periods from October 1, 2011 to September 30, 2012, October 1, 2010 to September 30, 2011 and October 1, 2009 to September 30, 2010, respectively.

The following table sets forth the production volumes attributable to the Trust’s Royalty Interests and the average sales Price and Index Price for such production for the periods indicated. These Assets are mature natural gas properties and production should decline in the latter years.

	For 12 Months Ended September 30,
	2012	2011	2010
Production (Bcf)(1)	2.034	2.166	2.410
Production (MMBtu)(2)	2.013	2.156	2.406
Average Sales or Contract Price Received ($/MMBtu)	$2.81	$4.12	$4.50
Average Index Price ($/MMBtu)	$2.73	$4.11	$4.50

(1)	Billion cubic feet of natural gas.

(2)	Trillion British Thermal Units.

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

The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2012, 2011 and 2010, by independent petroleum engineers. The reserve quantities of 7.6 Bcf for 2012 compared to 11.0 Bcf for 2011 and compared to 14.7 Bcf for 2010, reflect a decline in reserves between 2010 and 2011 and between 2011 and 2012 as a result of production and a significant change in prices which affects the change in quantities. See “Financial Statements and Supplementary Data — Notes to Financial Statements — Note 8.”

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 as it considered them uneconomic and will evaluate an additional 24 wells in 2013. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. Pursuant to the terms of the Trust Agreement, the Trust will terminate upon the occurrence of (i) such time as the ratio of cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (ii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million. With respect to (i) above, the ratio of cash amounts to expenses for the most recent calendar quarter was 4.5 to 1.0 ratio and with respect to (ii) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2012 was approximately $12.8 million. While the results of these computations will not trigger early termination of the Trust as of December 31, 2012, future computations are subject to the numerous uncertainties in estimating the future net revenues. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

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

2. Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized and measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of December 31, 2012, no impairment is required.

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

5. Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2012, other than as stated below.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 as it considered them uneconomic and will evaluate an additional 24 wells in 2013. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

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

Tabular Disclosure of Contractual Obligations

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Distribution declared subsequent to year end	$1,260,359	$1,260,359	0	0	0
Total	$1,260,359	$1,260,359	0	0	0

The above payable relates to distributions declared February 19, 2013 and payable March 11, 2013 to Unitholders of record on March 1, 2013.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee:

Dallas, Texas

We have audited the accompanying statements of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2012 and 2011, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Dominion Resources Black Warrior Trust at December 31, 2012 and 2011, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2012, on the basis of accounting described in Note 2.

As described in Note 10 to the financial statements, in March 2012, Walter Black Warrior Basin LLC notified the Trustee, that it is undertaking at study of the underlying properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. If Walter Black Warrior Basin LLC decides to suspend production or abandon any such wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 15, 2013

DOMINION RESOURCES BLACK WARRIOR TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$59,756	$56,947
Royalty interests in gas properties (less accumulated amortization of $144,753,480 and $141,810,795, respectively)	11,064,020	14,006,705

Total Assets	$11,123,776	$14,063,652

LIABILITIES AND TRUST CORPUS
Trust expenses payable	$120,132	$135,970
Contingencies (Note 10) Trust corpus (7,850,000 units of beneficial interest authorized, issued and outstanding)	11,003,644	13,927,682

Total Liabilities and Trust Corpus	$11,123,776	$14,063,652

Statements of Distributable Income

	Year Ended December 31,
	2012	2011	2010
Royalty income	$5,341,293	$8,359,767	$10,207,523
Interest income	284	634	905

	5,341,577	8,360,401	10,208,428
General and administrative expenses	(1,095,854)	(999,090)	(1,022,830)

Distributable income	$4,245,723	$7,361,311	$9,185,598

Distributable income per unit (7,850,000 units)	$0.54	$0.94	$1.17

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2012	2011	2010
Trust corpus, beginning of period	$13,927,682	$16,653,530	$19,345,951
Amortization of Royalty Interests	(2,942,685)	(2,745,588)	(2,748,257)
Distributable income	4,245,723	7,361,311	9,185,598
Distributions to Unitholders	(4,227,076)	(7,341,571)	(9,129,762)

	$11,003,644	$13,927,682	$16,653,530

Distributions per unit	$0.54	$0.94	$1.16

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will

Notes to Financial Statements — (Continued)

be recognized and measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of December 31, 2012, no impairment is required.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. See Note 10 to these financial statements.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 as it considered them uneconomic and will evaluate an additional 24 wells in 2013. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust.

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

Notes to Financial Statements — (Continued)

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

4. Related Party Transactions

Until July 2007, Dominion Resources provided accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994, after which HighMount Alabama (now Walter Exploration & Production) assumed this function. During 2012 the fee for these services was $507,011 and will increase annually by three percent. Fees paid by the Trust to Walter Exploration & Production in 2011 were $492,245 and in 2010 were $477,907.

Aggregate fees and expense reimbursements paid by the Trust to the Trustees in 2012, 2011 and 2010 were $55,701, $54,224 and $52,791, respectively.

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

Notes to Financial Statements — (Continued)

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

6. Subsequent Events

Subsequent to December 31, 2012, the Trust declared and paid the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit
March 1, 2013	March 11, 2013	$ 0.160567

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2012 and 2011 (in thousands, except per Unit amounts):

Calendar Quarter	Royalty Income	Distributable Income	Distributable Income per Unit
2012
First	$1,735	$1,443	$0.18
Second	1,292	959	0.12
Third	996	775	0.10
Fourth	1,318	1,069	0.14

	$5,341	$4,246	$0.54

2011
First	$2,088	$1,805	$.23
Second	2,077	1,801	.23
Third	2,120	1,917	.25
Fourth	2,075	1,838	.23

	$8,360	$7,361	$.94

Selected 2012 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income	$1,318
Interest income	—
General and administrative expenses	(249)

Distributable income	$1,069

Distributable income per Unit	$0.14
Distributions per Unit	$0.14

8. Supplemental Gas Disclosure (Unaudited)

The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2012, 2011, 2010 and January 1, 2010, by independent petroleum engineers.

Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. Estimates of future net revenues from proved reserves have been prepared using average 12-month gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within

Notes to Financial Statements — (Continued)

the 12-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as market conditions change. The average prices for December 31, 2012, December 31, 2011 and December 31, 2010, were $2.75, $4.12, and $4.37 per Mcf, respectively. As of February 28, 2013, published Gas prices were approximately $3.43 per Mcf. The use of such price as compared to $2.75 per Mcf, which was used to calculate the below information, would result in a higher standardized measure of discounted future net cash flows for Gas.

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

The reserve estimates for the Royalty Interests are based on a percentage share of the Company’s Gross Proceeds payable to the Trust of 65 percent.

Proved developed reserves at January 1, 2010	15,750
Revisions of previous estimates	1,350
Production (MMcf)	(2,410)

Proved developed reserves at December 31, 2010	14,690
Revisions of previous estimates	(1,487)
Production (MMcf)	(2,167)

Proved developed reserves at December 31, 2011	11,036
Revisions of previous estimates	(1,377)
Production (MMcf)	(2,010)

Proved developed reserves at December 31, 2012	7,649

All proved reserve estimates presented above at December 31, 2012, 2011, 2010 and January 1, 2010, are proved developed.

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

Notes to Financial Statements — (Continued)

The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2012, 2011 and 2010 relating to the Trust’s Royalty Interests (thousands of dollars):

	2012	2011	2010
Future cash inflows	$21,036	$45,469	$64,160
Future taxes	(1,498)	(3,282)	(3,850)

Future net cash flows	19,538	42,187	60,310
10% annual discount for estimated timing of cash flow	(6,714)	(15,294)	(23,813)

Standardized measure of discounted future net cash flows	$12,824	$26,893	$36,497

Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002.

The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the year ended December 31, 2012, 2011 and 2010 (thousands of dollars):

	2012	2011	2010
Balance at beginning of period	$26,893	$36,497	$32,525
Increase (decrease) due to:
Royalty income, net of taxes	(5,341)	(8,360)	(10,208)
Changes in prices	(9,192)	(1,972)	5,012
Changes in estimated volumes	(2,225)	(2,921)	5,915
Accretion of discount	2,689	3,649	3,253

Balance at December 31	$12,824	$26,893	$36,497

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 as it considered them uneconomic and will evaluate an additional 24 wells in 2013. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust.

9. Gas Purchase Agreement

Contracts were secured from various purchasers following termination of the Gas Purchase Agreement for base load gas from November 1, 2004 through August 31, 2010. During the terms of the above-mentioned contracts, any gas above the base load was sold on the spot market to various purchasers. A ten-year gas sales contract was entered into effective September 1, 2010 with Alabama Gas Corporation for all gas produced during such period at spot market prices. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and Walter Exploration & Production LLC.

10. Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2012, other than as stated below.

The Trust is named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of

Notes to Financial Statements — (Continued)

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 as it considered them uneconomic and will evaluate an additional 24 wells in 2013. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2012. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2012, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and Bank of America, N.A., Trustee:

Dallas, Texas

We have audited the internal control over financial reporting of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Dominion Resources Black Warrior Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of the Trust as of December 31, 2012 and the related statement of distributable income and changes in trust corpus for the year ended December 31, 2012, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding a study of the underlying properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 15, 2013

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

Compensation of the Trustee.    The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $50,701, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate, which is currently $150 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000, which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2012, the Trustee and the Delaware Trustee received total compensation of $50,701 and $5,000, respectively.

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

Security Ownership of Management.    The Trust has no directors or executive officers. As of March 1, 2013, Bank of America, N.A., the Trustee, beneficially owned 6,528 units. Mellon Bank (DE) National Association, the Delaware Trustee, did not beneficially own any Units.

Changes in Control.    The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Administrative Services Agreement

Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. In July 2007, Walter Exploration & Production assumed Dominion Resources’ obligations under the Administrative Services Agreement and is entitled to the administrative services fee. The annual fee, payable in equal quarterly installments, is currently $507,011 and will increase annually by three percent.

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

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2012 and 2011 are:

	2012	2011
Audit Fees	$159,500	$104,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$159,500	$104,500

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

Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

No.		Exhibit

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 21, 2013, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2012, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION RESOURCES BLACK WARRIOR TRUST BY: BANK OF AMERICA, N.A., TRUSTEE

By:	/S/ RON E. HOOPER
Ron E. Hooper Senior Vice President and Administrator

Date: March 15, 2013

(The Registrant has no directors or executive officers.)

Index to Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

No.		Exhibit

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 21, 2013, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2012, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust