Form 10-Q
period 2013-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2013-05-13
CIK 923680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Number of units of beneficial interest outstanding at May 1, 2013: 7,850,000.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2012, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 condensed statement of assets, liabilities, and trust corpus is derived from the audited statement of assets, liabilities, and trust corpus as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2013, the distributable income for the three-month periods ended March 31, 2013 and 2012 and the changes in trust corpus for the three-month periods ended March 31, 2013 and 2012, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of March 31, 2013, and for the three-month periods ended March 31, 2013 and 2012 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Dominion Resources Black Warrior Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of March 31, 2013, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2012, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report issued March 15, 2013, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning the study of the underlying properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2012 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, TX

May 13, 2013

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,

LIABILITIES AND TRUST CORPUS (UNAUDITED)

	Note	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents		$115,171	$59,756
Royalty interests in gas properties (less accumulated amortization of $145,479,645 and $144,753,480, respectively)		10,337,855	11,064,020

TOTAL ASSETS		$10,453,026	$11,123,776

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable		$139,589	$120,132
Contingencies	6	—	—
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding		10,313,437	11,003,644

TOTAL LIABILITIES AND TRUST CORPUS		$10,453,026	$11,123,776

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Note	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Royalty income		$1,592,717	$1,735,362
Interest income		80	58

		1,592,797	1,735,420
General and administrative expenses		(296,388)	(292,487)

Distributable income	1, 5	$1,296,409	$1,442,933

Distributable income per unit (7,850,000 units)		$.17	$.18

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Note	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Trust corpus, beginning of period		$11,003,644	$13,927,682
Amortization of royalty interests		(726,165)	(667,088)
Distributable income		1,296,409	1,442,933
Distributions to unitholders	5	(1,260,451)	(1,390,283)

Trust corpus, end of period		$10,313,437	$13,313,244

Distributions per unit (7,850,000 units)	5	$.17	$.18

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2013, no impairment is required.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2013, other than as stated in Note 6 below.

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

The Royalty Interests constitute “economic interests” in oil and gas properties for federal income tax purposes. Unitholders must report their share of the revenues from the Royalty Interests as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first quarter of 2013, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2013, other than as stated below.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 as the Company considered them uneconomic and will evaluate an additional 24 wells in 2013. If the Company decides to suspend production or abandon any additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2013, which is accessible on the SEC’s website at www.sec.gov, for additional information.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 as the Company considered them uneconomic and will evaluate an additional 24 wells in 2013. If the Company decides to suspend production or abandon any additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2013, which is accessible on the SEC’s website at www.sec.gov, for additional information.

Results of Operations

Three Month Period Ended March 31, 2013 Compared to the Three Month Period Ended March 31, 2012

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

The Trust received royalty income amounting to $1,592,717 during the first quarter of 2013 compared to $1,735,362 during the first quarter of 2012. This revenue was derived from the receipt of cash on production of 502 Mmcf at an average price of $3.17 per mcf after deducting production taxes of $98,748 compared to 526 Mmcf at an average price received of $3.30 per mcf after deducting production taxes of $106,243 in the first quarter of 2012. For the three-month period ended March 31, 2013, the Trust was negatively impacted by the decrease in natural gas prices and production, as compared with the three-month period ended March 31, 2012. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

Interest income during the first quarter of 2013 amounted to $80 compared to $58 for the same period in 2012. This increase is a result of slightly higher interest rates available in 2013 than in 2012.

General and administrative expenses during the first quarter of 2013 amounted to $296,388 compared to $292,487 in the first quarter of 2012. For this period, these expenses were primarily related to general and administrative services provided by Walter Exploration & Production, the Trustee and American Stock Transfer & Trust Company, the transfer agent, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The increase in general and administrative expenses in the first quarter of 2013 as compared to the first quarter of 2012 is primarily due to timing of payment of expenses.

Distributable income for the first quarter of 2013 was $1,296,409, or $.17 per Unit, compared to distributable income for the first quarter of 2012 of $1,442,933, or $.18 per Unit. The Trust made a distribution on March 11, 2013 of $0.160567 per Unit compared to a distribution of $0.177106 per Unit made during the first quarter of 2012.

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2013, no impairment is required.

Revenue Recognition

Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2013 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2012.

Reserve Disclosure

As of January 1, 2013, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. Estimates of future net revenues from proved reserves have been prepared using average 12-month oil and gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2013, other than as stated below.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 as it considered them uneconomic and will evaluate an additional 24 wells in 2013. If the Company decides to suspend production or abandon any additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2013, which is accessible on the SEC’s website at www.sec.gov, for additional information.

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

The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. Funds held by the Trust pending distribution to Unitholders and in reserve for the payment of Trust expenses and liabilities are invested in Bank of America, N.A. money market accounts, which are backed by the good faith and credit of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation. Each Unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. Additionally, the Trust’s future royalty income may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of crude oil and natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A — Risk Factors — Cash held by the Trustee is not insured by the Federal Deposit

Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2013, which is accessible on the SEC’s website at www.sec.gov. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk. Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the Trust makes with the SEC.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see the information under the heading “Item 3. Legal Proceedings” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2013, which is accessible on the SEC’s website at www.sec.gov. There have been no material developments in the legal proceedings disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

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
Ron E. Hooper
Senior Vice President and Administrator

Date: May 13, 2013

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