Form 10-K
period 2013-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2014-03-10
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No   ☒

The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $32,891,500.00.

At March 1, 2014, there were 7,850,000 units of beneficial interest outstanding.

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

“Delaware Trustee” means BNY Mellon Trust of Delaware.

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

“Ralph E. Davis & Associates” means Ralph E. Davis & Associates, independent petroleum engineers.

“Reserve Estimate” means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2013, prepared by Ralph E. Davis & Associates.

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

On January 9, 2014, the Trustee gave notice to Unitholders and the Delaware Trustee that it will be resigning as trustee subject to the conditions set forth below. Bank of America intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of Unitholders of the Trust to be called for the purpose of approving a successor trustee of the Trust. The Trustee’s resignation is conditioned on the satisfaction or waiver by the Trustee of each of the following: (i) the appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which the Trustee currently serves as trustee); (ii) the appointment of Southwest Bank or another successor trustee as trustee of the Trust and five other royalty trusts for which the Trustee currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between the Trustee and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, the Trustee’s resignation or the other actions described above. The effective date of the Trustee’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

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

Termination and Liquidation of the Trust

The Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 66 2/3 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests plus the amount of all remaining Section 29 tax credits attributable to the Royalty Interests is equal to or less than $5 million (as applicable, the “Termination Date”). Upon such occurrence causing the Trust to terminate, the remaining assets of the Trust will be sold, the net proceeds of the sale will be distributed to Unitholders and the Trust will be wound up and a certificate of cancellation filed. With respect to (ii) above, the ratio of cash amounts to expenses for the most recent calendar quarter was 1.6 to .2 ratio and with (iii) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2013 was approximately $16.8 million. While the results of these computations will not trigger an early termination of the Trust as of December 31, 2013, future computations are subject to the numerous uncertainties. “See Item 1A — Risk Factors.”

Upon the termination of the Trust, the Trustee will use its best efforts to sell any remaining Royalty Interests then owned by the Trust for cash pursuant to the procedures described in the Trust Agreement. Within five business days following the Termination Date, the Trustee will provide written notice of termination to the Company, Dominion Resources and the Delaware Trustee. The Trustee will retain a nationally recognized investment banking firm (the “Advisor”) on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests. The Company has the right, but not the obligation, within 60 days following the Termination Date, to make a cash offer to purchase all of the remaining Royalty Interests then held by the Trust. In the event such an offer is made by the Company, the Trustee will decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to the Company will be made unless a fairness opinion is given by the Advisor that the purchase price is fair to Unitholders) or (ii) defer action on the offer for approximately 60 days and seek to locate other buyers for the remaining Royalty Interests. If the Trustee defers action on the Company’s offer, the offer will be deemed withdrawn and the Trustee will then use its best efforts, assisted by the Advisor, to locate other buyers for the Royalty Interests. At the end of the 120-day period following the Termination Date, the Trustee is required to notify the Company of the highest of any other offers acceptable to the Trustee (which must be an all-cash offer) received during such period (such price, net of any commissions or other fees payable by the Trust, the “Highest Acceptable Offer”). The Company then has the right (whether or not it made an initial offer), but not the obligation, to purchase all remaining Royalty Interests for a cash purchase price computed as follows: (i) if the Highest Acceptable Offer is more than 105 percent of the Company’s original offer (or if the Company did not make an initial offer), the purchase price will be 105 percent of the Highest Acceptable Offer, or (ii) if the Highest Acceptable Offer is equal to or less than 105 percent of the Company’s original offer, the purchase price will be equal to the Highest Acceptable Offer. If no other acceptable offers are received for all remaining Royalty Interests, the Trustee may request the Company to submit another offer for consideration by the Trustee and may accept or reject such offer.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2014, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.

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

The Trustee files such returns for federal income tax purposes as it is advised are required to comply with applicable law. The Trustee mails to each person or entity who was a Unitholder of record (i) on the record date for each such calendar quarter and (ii) on a Special Distribution Amount record date occurring during such quarter, if any, a report that shows in reasonable detail information to permit each Unitholder to make all calculations reasonably necessary for tax purposes. The Trustee treats all income, credits and deductions recognized during each calendar quarter during the term of the Trust as having been recognized by holders of record on the quarterly record date established for the distribution unless otherwise advised by counsel. Available year-end tax information permitting each Unitholder to make all calculations reasonably necessary for tax purposes is distributed by the Trustee to Unitholders no later than March 15 of the following year. See also page 25 regarding certain reporting requirements imposed upon middlemen under Treasury Regulations because the Trust is considered a non-mortgage WHFIT for federal income tax purposes.

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

Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendments of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Trustee or the Delaware Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. Without the written consent of Walter Exploration & Production and the approval of not less than 66 2⁄3 percent of the outstanding Units, no provision of the Trust Agreement may be amended with respect to (a) the sale or disposition of all or any part of the Trust estate, including the Royalty Interests, except as specifically provided in the Trust Agreement; (b) termination of the Trust and the disposition of Trust assets upon liquidation of the Trust; or (c) the Company’s right of first refusal with respect to the purchase of any remaining Royalty Interests upon termination of the Trust. Without the written consent of Walter Exploration & Production and the approval of a majority of the outstanding Units, no amendment may be made to the Trust Agreement that would alter Walter Exploration & Production’s conditional right to repurchase all outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Walter Exploration & Production or its affiliates. Additionally, any amendment that increases the obligations, duties or liabilities of or affects the rights of the Trustee or the Delaware Trustee must be consented to by such entity. The Trustee, the Delaware Trustee, Walter Exploration & Production and the Company may, without approval of Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of Unitholders. In addition, (i) Walter Exploration & Production may direct the Trustee to change the name of the Trust without approval of Unitholders and (ii) in the event that a business purpose of the Trust is found or deemed to exist by any taxing or other authority on which finding any taxation authority might rely, the Trustee is authorized to amend or delete and, subject to the receipt of an opinion of counsel reasonably satisfactory to the Trustee, the Trustee, the Delaware Trustee, Walter Exploration & Production and the Company will amend or delete any provision of the Trust Agreement or take such other action as may be necessary to eliminate such business purpose, without approval of Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Conveyance and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under “Description of the Trust — Termination and Liquidation of the Trust,” all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.

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

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2013, the Trust earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

Individuals may incur expenses in connection with the acquisition or maintenance of Trust Units. These expenses may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income.

Treatment of the Royalty Interests	Each Royalty Interest is a nonoperating economic interest in an Underlying Property because it is a right to a fixed percentage of the gross proceeds from the sale of gas as, if and when produced from such properties, the right endures for the economic life of the burdened reserves and the right is not required to bear any cost of developing or producing such gas.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalty Interests or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unitholder’s depletable tax basis in the Units. Rather, a Unitholder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. If any portion of the Royalty Interests is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the Treasury Regulations govern dispositions of property after March 13, 1995. The IRS likely will take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the Code for a Unitholder who acquires and holds Units as an investment and not in the ordinary course of a trade or business.

Income tax rates	Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Such marginal tax rates may be effectively increased by up to 1.2% due to the phaseout of personal exemptions and the limitations on itemized deductions. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Medicare tax on investment income	Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts for taxable years beginning after December 31, 2012. For these purposes, investment income generally will include a Unitholder’s allocable share of the Trust’s interest and royalty income plus the gain recognized from a sale of Trust Units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income and depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See third paragraph under “Description of Units — Periodic Reports.”

Withholding tax on distributions to foreign Unitholders . . . . . . . . . . . . . .	Pursuant to the Foreign Account Tax Compliance Act (commonly referred to as “FATCA”), distributions from the Trust to “foreign financial institutions” and certain other “non-financial foreign entities” may be subject to U.S. withholding taxes. Specifically, certain “withholdable payments” (including certain royalties, interest and other gains or income from U.S. sources) made to a foreign financial institution or non-financial foreign entity will generally be subject to the withholding tax unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules.

The Treasury Department recently issued guidance providing that the FATCA withholding rules described above generally will only apply to qualifying payments made after June 30, 2014. Foreign Unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

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

The Alabama Department of Revenue (the “DOR”) has issued a letter ruling that permits the Trust to file a “composite income tax return” on behalf of all Unitholders who are not residents of Alabama. The filing of the composite income tax return and acceptance of the return by the DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for each of the years 1995-2012 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2013 and each year thereafter for so long as the composite return does not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2013. Accordingly, no Alabama state income tax is due under the 2013 return.

No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2013 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return would impose an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, “Nonresident Unitholders” will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year that shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as “Resident Unitholders.”

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

Climate Change.    Federal, state and local environmental laws, rules and regulations may become more stringent in the future. For example, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Climate change legislation and regulations, including cap and trade programs, have been adopted by many foreign countries and almost half of the states in the United States. The United States Environmental Protection Agency (the “EPA”) issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and that required reporting by regulated facilities by September 30, 2011 and annually thereafter. On November 30, 2010, the EPA published a final rule that set forth reporting requirements for the petroleum and natural gas industry and required companies that hold state drilling permits and that emit 25,000 metric tons or more of carbon dioxide equivalent per year to report annually carbon dioxide, methane and nitrous oxide emissions from certain sources beginning on March 31, 2012. On November 30, 2011, the EPA published a final rule that established technical amendments to certain greenhouse gas reporting requirements and that extended the reporting deadline to September 2012 for the petroleum and natural gas industry sources to report their greenhouse gas emissions. These reporting obligations continue in effect.

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On April 17, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations apply to natural gas wells that are hydraulically fractured, or refractured, and to storage tanks and other equipment.

Hydraulic Fracturing.    Congress, the EPA and various states and cities have proposed or adopted legislation regulating hydraulic fracturing (or “fracking”), including requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in drilling operations. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (the “SDWA”). The EPA has developed draft underground injection control regulations for oil and natural gas hydraulic fracturing activities using diesel fuel. A relevant issue is how the EPA will define diesel, which could cover a variety of oils that are not diesel but that have similar carbon-chain molecules. On February 12, 2014, the EPA released an “interpretative memorandum” providing technical recommendations for implementing UIC requirements for hydraulic fracturing activities using diesel fuels. In this guidance document, EPA expansively defined the term “diesel” to include hydrocarbons such as kerosene that have not typically been considered to be diesel.

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

Potential Effect of Environmental Laws and Regulations.    The Trustee cannot predict the precise effect that the current legislation and regulations, any future legislation or regulations, or enforcement policies thereunder, could have on the operation of the Underlying Properties. While the Company has informed the Trustee that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such laws and regulations have generally become more stringent and costly over time. The Company has also informed the Trustee that it has not budgeted any money for expenditures related to environmental remediation in 2014, indicating that the Company does not anticipate significant environmental contamination in connection with, or as a result of, its operations. If, however, significant environmental contamination occurs in 2014, the Company could incur significant costs to remediate the environmental contamination in accordance will all applicable laws and regulations. As a royalty holder, the Trust may not be directly subject to increased costs to comply with environmental laws and regulations; however, such costs, including any costs associated with remediating environmental contamination, may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. See “Item 2 — Properties — The Royalty Interests — Sale and Abandonment of Underlying Properties” and “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust.”

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

When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. Recent lifting costs have been close to or in some cases more than recent gas prices for certain projects in the Underlying Properties. The Company informed the Trustee that it abandoned 11 wells in 2012 and 11 wells in 2013 as the Company considered them uneconomic, and up to an additional 10 to 20 wells may become subject to abandonment during 2014 if natural gas prices remain low. It is impossible to predict future natural gas price movements, and this reduces the predictability of future cash distributions to Unitholders.

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

The net proceeds payable to the Trust are derived from the sale of depleting assets. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves and can offset the reduction in proved reserves. The timing and size of these projects will depend on the market prices of natural gas. Recent gas prices have been close to or in some cases less than the lifting costs for certain projects in the Underlying Properties. Additionally, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 and 11 wells in 2013 as the Company considered them uneconomic and will evaluate an additional 10 to 20 wells in 2014. If the Company decides to suspend production or abandon any additional wells, the future rate of production decline of proved reserves may be higher than the rate currently calculated by the Trust and proceeds payable to the Trust (and therefore Trust distributions) would be reduced.

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

Pursuant to the terms of the Trust Agreement, the Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 66 2/3 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million. With respect to (ii) above, the ratio of cash amounts to expenses for the most recent calendar quarter was 1.6 to .2 ratio and with (iii) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2013 was approximately $16.8 million. While the results of these computations will not trigger an early termination of the Trust as of December 31, 2013, future computations are subject to the numerous uncertainties in estimating the future net revenues as described in “Item 1A — Risk Factors — Reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves”, including changes in pricing, costs and production volumes. Additionally, the Company notified the Trustee that it abandoned 11 wells in 2012 and 11 wells in 2013 as it considered them uneconomic and that it is continuing to study the economic viability of an additional 10 to 20 wells within the Underlying Properties in 2014, as a result of which the Company could decide to suspend production or abandon such additional wells. As a result, the ability of the Trust’s ratio of cash receipts to expenses or the ability of the reserves to exceed the threshold in the future is uncertain. Following termination, the Trustee will use best efforts to sell any remaining Royalty Interests then owned by the Trust and the net proceeds of any sale would be distributed to Unitholders. There is no assurance that any such sale will be on terms acceptable to all Unitholders. “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” discusses consequences including tax consequences that may result to Unitholders, in the event Trust assets are sold and the Trust is terminated.

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

Wells in the Black Warrior Basin produce natural gas from coal seam formations that have production characteristics materially different from conventional natural gas wells. The primary factor affecting recovery of gas reserves from coal seams in the Black Warrior Basin is the lowering of reservoir pressure through “dewatering” operations. In a typical coal seam gas well on the Underlying Properties, average daily natural gas production generally will increase as wells are “dewatered” until natural gas production reaches a “peak” at which time natural gas production will decline. The amount of time necessary to “dewater” a well and cause it to reach its peak production, and the ultimate level of a well’s peak production, are difficult to estimate. Since all of the 532 wells included in the Underlying Properties were producing by mid-1991, the Company believes that production from such wells that are continuing to produce is currently past its peak and will decline over the term of the Trust.

The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by Dominion Black Warrior Basin, Inc. in accordance with the Operating Agreement. See “— Operation of Properties.” The Underlying Properties comprise 34,212 gross acres of land in an area approximately 5 miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2013, the Underlying Properties contained 510 wells that were producing gas, all of which were drilled prior to 1993.

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

On May 28, 2010, Walter Natural Gas, LLC, a wholly owned subsidiary of Walter Energy, LLC, acquired the Alabama natural gas interests of HighMount, effective March 1, 2010. The acquisition included the Company’s Alabama coal bed methane operations, including the 532 then-existing conventional gas wells in which the Trust has a net profits interest. The transaction was structured as an acquisition of the membership interests in HighMount Alabama, following which, HighMount Alabama’s name was changed to Walter Exploration & Production LLC. Walter Exploration & Production will continue to be party to the Administrative Services Agreement and Trust Agreement. Walter Exploration & Production will continue to own all the interests in the Company, and the Company, which has changed its name to Walter Black Warrior Basin LLC, will continue to own the Underlying Properties. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company notified the Trustee that it abandoned 11 wells in 2012 and 11 wells in 2013 because it considered them uneconomic, and that it continues to evaluate an additional 10 to 20 wells in 2014. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

Present Activities — Well Count and Acreage Summary.    The following table shows as of December 31, 2013, the gross and net producing wells and acres for the Company Interests. The Net wells and acres are determined by multiplying the Gross Wells or acres by the Company Interests Owner’s Working Interest in the wells or acres.

	Number of Wells		Acres
	Gross	Net	Gross	Net
Company Interests	510	495	34,212	33,363

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

Curtailments.    The Company has advised the Trust that during 2013 production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

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

Reserve Estimate

Reserve Estimate.    The following table summarizes net proved reserves estimated as of December 31, 2013, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves located in the United States. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

Summary of Gas Reserves as of December 31, 2013 Based on Average Fiscal-Year Prices

December 31, 2013
Net Proved (MMcf) (a):
Developed	8,062
Undeveloped	0

Total Proved	8,062

Estimated Future Net Revenues (in thousands) (a)(b):
2014	$4,305
2015	3,637
2016	3,070
2017	2,561
2018	2,073
Thereafter	10,346

Total	$25,992

Total Discounted at 10 Percent	$16,843

(a)	The estimates of reserves and future net revenues summarized in this table are based upon a price of $3.457 per Mcf, which represented the average market price for gas in their fields during the 12-month period prior to December 31, 2013, determined as an unweighted arithmetic average of the first day of the month price for each month within such period. This price may not be the most representative price for estimating reserves or related future net revenues data.

(b)	Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests for gas production less the relevant share of production, property and related taxes (including severance taxes). Overhead costs have not been included, nor have the effects of depreciation, depletion and federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

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

The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust, and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decrease from 1.335 Bcf in 2014 to .643 Bcf in 2018.

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

Natural Gas Sales Prices and Production

The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and information regarding natural gas sales prices for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

	Year ended December 31,
	2013	2012	2011
Production attributable to the Royalty Interests (Bcf)	1.9	2.0	2.1
Weighted average property, production (per Mcf)	$0.21	$0.25	$0.24
Average Sales Price or Contract Price, as applicable (per Mcf)	$3.59	$2.78	$4.03

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

The Conveyance does not prohibit the transfer of the Underlying Properties by the Company, subject to and burdened by the Royalty Interests. The Company and the other Working Interest owners of the Underlying Properties will have the right, subject to certain restrictions, to abandon any well or lease on the Underlying Properties under certain circumstances. Upon abandonment of any such well or lease, that portion of the Royalty Interests relating thereto will be extinguished. See “ — Sale and Abandonment of Underlying Properties.”

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

Sale and Abandonment of Underlying Properties

The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2012, 11 of the wells included in the Underlying Properties had been plugged and abandoned and through December 31, 2013 an additional 11 wells included in the Underlying Properties had been plugged and abandoned. The Company has informed the Trustee that it is undertaking a study of the economic viability of producing each well included in the Underlying Properties (10 to 20 of which will continue to be evaluated in 2014), so there can be no assurance that additional wells will not be plugged and abandoned in the future.

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

	Price		Distribution per Unit
	High	Low
2013
First Quarter	$5.85	$3.07	$0.160567
Second Quarter	$5.84	$4.11	$0.146878
Third Quarter	$6.18	$3.96	$0.201383
Fourth Quarter	$8.29	$5.00	$0.172241

2012
First Quarter	$11.25	$8.00	$0.177106
Second Quarter	$9.75	$5.50	$0.129764
Third Quarter	$7.00	$4.02	$0.095989
Fourth Quarter	$4.89	$2.85	$0.135622

At March 3, 2014, there were 7,850,000 Units outstanding and approximately 281 Unitholders of record.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Royalty Income	$6,423,288	$5,341,293	$8,359,767	$10,207,523	$12,425,827
Distributable Income	$5,374,915	$4,245,723	$7,361,311	$9,185,598	$11,197,573
Distributable Income per Unit	$0.68	$0.54	$0.94	$1.17	$1.43
Distributions per Unit	$0.68	$0.54	$0.94	$1.16	$1.45
Total Assets, December 31	$9,058,770	$11,123,776	$14,063,652	$16,812,650	$19,513,673
Total Corpus, December 31	$8,920,146	$11,003,644	$13,927,682	$16,653,530	$19,345,951

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

The year 2013 marked the nineteenth full year of the existence of the Trust. The Trust received royalty income amounting to $6,423,288 during the year ended December 31, 2013, compared to $5,341,293 for 2012 and $8,359,767 for 2011, increasing due to higher pricing for natural gas but offset by declining production. The royalty income received by the Trust was net of the Royalty Interests’ allocable share of property, production and related taxes. General and administrative expenses during the year ended December 31, 2013 decreased to $1,048,678, compared to $1,095,854 for 2012 and $999,090 for 2011. Distributable income for the year ended December 31, 2013 was $5,374,915, or $.68 per Unit, compared to $4,245,723, or $0.54 per Unit, for 2012 and $7,361,311, or $0.94 per Unit, for 2011. The decrease in general and administrative expenses in 2013 compared to 2012 was primarily the result of timing of expenses. The increase in general and administrative expenses in 2012 compared to 2011 was primarily the result of timing of expenses.

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

Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2013, 2012 and 2011, was based on production volumes and natural gas prices for the periods from October 1, 2012 to September 30, 2013, October 1, 2011 to September 30, 2012 and October 1, 2010 to September 30, 2011, respectively.

The following table sets forth the production volumes attributable to the Trust’s Royalty Interests and the average sales Price or contract price received, as applicable, and Index Price for such production for the periods indicated. These Assets are mature natural gas properties and production should decline in the latter years.

	For 12 Months Ended September 30,
	2013	2012	2011
Production (Bcf)(1)	1.902	2.034	2.166
Production (MMBtu)(2)	1.884	2.013	2.156
Average Sales or Contract Price Received ($/MMBtu)	$3.62	$2.81	$4.12
Average Index Price ($/MMBtu)	$3.65	$2.73	$4.11

(1)	Billion cubic feet of natural gas.

(2)	Trillion British Thermal Units.

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

The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2013, 2012 and 2011, by independent petroleum engineers. The reserve quantities of 8.1 Bcf for 2013 compared to 7.6 Bcf for 2012 and compared to 11.0 Bcf for 2011, reflect an increase in reserves between 2012 and 2013 but a decline between 2011 and 2012 as a result of production and a significant change in prices which affects the change in quantities. See “Financial Statements and Supplementary Data — Notes to Financial Statements — Note 8.”

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 and 11 wells in 2013 as it considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2014. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. Pursuant to the terms of the Trust Agreement, the Trust will terminate upon the occurrence of (i) such time as the ratio of cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (ii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million. With respect to (i) above, the ratio of cash amounts to expenses for the most recent calendar quarter was 1.6 to .2 ratio and with respect to (ii) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2013 was approximately $16.8 million. While the results of these computations will not trigger early termination of the Trust as of December 31, 2013, future computations are subject to the numerous uncertainties in estimating the future net revenues. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

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

2. Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized and measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of December 31, 2013, no impairment is required.

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

5. Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2013, other than as stated below.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 and 11 wells in 2013 as it considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2014. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

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

Tabular Disclosure of Contractual Obligations

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distribution declared subsequent to year end	$1,349,812	$1,349,812	0	0	0
Total	$1,349,812	$1,349,812	0	0	0

The above payable relates to distributions declared February 19, 2014 and payable March 11, 2014 to Unitholders of record on March 1, 2014.

Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas and the satisfaction or waiver of conditions to the Trustee’s resignation contained in Item 1, “Business,” certain reserve information and other statements contained in Item 2, “Properties,” and certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets and the factors identified in Item 1A, “Risk Factors.”

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and

Bank of America, N.A., Trustee,

Dallas, Texas:

We have audited the accompanying statements of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Dominion Resources Black Warrior Trust at December 31, 2013 and 2012, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013, on the basis of accounting described in Note 2.

As described in Note 10 to the financial statements, in March 2012, Walter Black Warrior Basin LLC notified the Trustee that it is undertaking at study of the underlying properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. If Walter Black Warrior Basin LLC decides to suspend production or abandon any such wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 10, 2014

DOMINION RESOURCES BLACK WARRIOR TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$106,772	$59,756
Royalty interests in gas properties (less accumulated amortization of $146,865,502 and $144,753,480, respectively)	8,951,998	11,064,020

Total Assets	$9,058,770	$11,123,776

LIABILITIES AND TRUST CORPUS
Trust expenses payable	$138,624	$120,132
Contingencies (Note 10) Trust corpus (7,850,000 units of beneficial interest authorized, issued and outstanding)	8,920,146	11,003,644

Total Liabilities and Trust Corpus	$9,058,770	$11,123,776

Statements of Distributable Income

	Year Ended December 31,
	2013	2012	2011
Royalty income	$6,423,288	$5,341,293	$8,359,767
Interest income	305	284	634

	6,423,593	5,341,577	8,360,401
General and administrative expenses	(1,048,678)	(1,095,854)	(999,090)

Distributable income	$5,374,915	$4,245,723	$7,361,311

Distributable income per unit (7,850,000 units)	$0.68	$0.54	$0.94

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2013	2012	2011
Trust corpus, beginning of period	$11,003,644	$13,927,682	$16,653,530
Amortization of Royalty Interests	(2,112,022)	(2,942,685)	(2,745,588)
Distributable income	5,374,915	4,245,723	7,361,311
Distributions to Unitholders	(5,346,391)	(4,227,076)	(7,341,571)

	$8,920,146	$11,003,644	$13,927,682

Distributions per unit	$0.68	$0.54	$0.94

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Years Ended December 31, 2013, 2012 and 2011

1. Trust Organization and Provisions

Dominion Resources Black Warrior Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the “Trust Agreement”), entered into effective as of May 31, 1994, among Dominion Black Warrior Basin, Inc., an Alabama corporation, as trustor; Dominion Resources, Inc., a Virginia corporation (“Dominion Resources”); and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the “Trustee”); and BNY Mellon Trust of Delaware, a national banking association (the “Delaware Trustee”), as trustees. The Trustees are independent financial institutions. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as Trustee of the Trust did not change, and references in this Form 10-K to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A.

On January 9, 2014, the Trustee gave notice to Unitholders and the Delaware Trustee that it will be resigning as trustee subject to the conditions set forth below. Bank of America intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of Unitholders of the Trust to be called for the purpose of approving a successor trustee of the Trust. The Trustee’s resignation is conditioned on the satisfaction or waiver by the Trustee of each of the following: (i) the appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which the Trustee currently serves as trustee); (ii) the appointment of Southwest Bank or another successor trustee as trustee of the Trust and five other royalty trusts for which the Trustee currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between the Trustee and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, the Trustee’s resignation or the other actions described above. The effective date of the Trustee’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

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

Notes to Financial Statements  —  (Continued)

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

Notes to Financial Statements  —  (Continued)

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized and measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of December 31, 2013, no impairment is required.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 and 11 wells in 2013 as it considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2014. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

New Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a significant impact on the Trust’s financial statements.

Notes to Financial Statements  —  (Continued)

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

4. Related Party Transactions

Until July 2007, Dominion Resources provided accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994, after which HighMount Alabama (now Walter Exploration & Production) assumed this function. During 2013 the fee for these services was $522,221 and will increase annually by three percent. Fees paid by the Trust to Walter Exploration & Production in 2012 were $507,011 and in 2011 were $492,245.

Aggregate fees and expense reimbursements paid by the Trust to the Trustees in 2013, 2012 and 2011 were $57,222, $55,701 and $54,224, respectively.

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

Notes to Financial Statements  —  (Continued)

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

6. Subsequent Events

Subsequent to December 31, 2013, the Trust declared and paid the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit
March 3, 2014	March 11, 2014	$ .171950

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2013 and 2012 (in thousands, except per Unit amounts):

Calendar Quarter	Royalty Income	Distributable Income	Distributable Income per Unit
2013
First	$1,593	$1,296	$0.17
Second	1,395	1,075	0.14
Third	1,831	1,619	0.20
Fourth	1,604	1,385	0.17

	$6,423	$5,375	$0.68

2012
First	$1,735	$1,443	$0.18
Second	1,292	959	0.12
Third	996	775	0.10
Fourth	1,318	1,069	0.14

	$5,341	$4,246	$0.54

Notes to Financial Statements  —  (Continued)

Selected 2013 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income	$1,604
Interest income	—
General and administrative expenses	(219)

Distributable income	$1,385

Distributable income per Unit	$.17
Distributions per Unit	$.17

8. Supplemental Gas Disclosure (Unaudited)

The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2013, 2012, 2011 and January 1, 2011, by independent petroleum engineers.

Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. Estimates of future net revenues from proved reserves have been prepared using average 12-month gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within the 12-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as market conditions change. The average prices for December 31, 2013, December 31, 2012 and December 31, 2011, were $3.457, $2.75, and $4.12 per Mcf, respectively. As of February 25, 2014, published Gas prices were approximately $5.206 per Mcf. The use of such price as compared to $3.457 per Mcf, which was used to calculate the below information, would result in a higher standardized measure of discounted future net cash flows for Gas.

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

The reserve estimates for the Royalty Interests are based on a percentage share of the Company’s Gross Proceeds payable to the Trust of 65 percent.

Proved developed reserves at January 1, 2011	14,690
Revisions of previous estimates	(1,487)
Production (MMcf)	(2,167)

Proved developed reserves at December 31, 2011	11,036
Revisions of previous estimates	(1,377)
Production (MMcf)	(2,010)

Proved developed reserves at December 31, 2012	7,649
Revisions of previous estimates	2,315
Production (MMcf)	(1,902)

Proved developed reserves at December 31, 2013	8,062

Notes to Financial Statements  —  (Continued)

All proved reserve estimates presented above at December 31, 2013, 2012, 2011 and January 1, 2011, are proved developed.

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

The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2013, 2012 and 2011 relating to the Trust’s Royalty Interests (thousands of dollars):

	2013	2012	2011
Future cash inflows	$27,875	$21,036	$45,469
Future taxes	(1,882)	(1,498)	(3,282)

Future net cash flows	25,993	19,538	42,187
10% annual discount for estimated timing of cash flow	(9,150)	(6,714)	(15,294)

Standardized measure of discounted future net cash flows	$16,843	$12,824	$26,893

Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002.

The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the year ended December 31, 2013, 2012 and 2011 (thousands of dollars):

	2013	2012	2011
Balance at beginning of period	$12,824	$26,893	$36,497
Increase (decrease) due to:
Royalty income, net of taxes	(6,423)	(5,341)	(8,360)
Changes in prices	5,408	(9,192)	(1,972)
Changes in estimated volumes	3,752	(2,225)	(2,921)
Accretion of discount	1,282	2,689	3,649

Balance at December 31	$16,843	$12,824	$26,893

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 and 11 wells in 2013 as it considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2014. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust.

9. Gas Purchase Agreement

Contracts were secured from various purchasers following termination of the Gas Purchase Agreement for base load gas from November 1, 2004 through August 31, 2010. During the terms of the above-mentioned contracts, any gas above the base

Notes to Financial Statements  —  (Continued)

load was sold on the spot market to various purchasers. A ten-year gas sales contract was entered into effective September 1, 2010 with Alabama Gas Corporation for all gas produced during such period at spot market prices. The foregoing information regarding the gas purchase contracts has been provided to the Trustee by Dominion Resources and Walter Exploration & Production LLC.

10. Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2013, other than as stated below.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 and 11 wells in 2013 as it considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2014. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (1992), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2013. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2013, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and

Bank of America, N.A., Trustee,

Dallas, Texas:

We have audited the internal control over financial reporting of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Dominion Resources Black Warrior Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of the Trust as of December 31, 2013 and the related statement of distributable income and changes in trust corpus for the year ended December 31, 2013, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding a study of the underlying properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 10, 2014

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

Compensation of the Trustee.    The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $52,222, plus an hourly charge for services in excess of a combined total of 350 hours annually at its standard rate, which is currently $150 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000, which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2013, the Trustee and the Delaware Trustee received total compensation of $52,222 and $5,000, respectively.

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

Security Ownership of Management.    The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, and BNY Mellon Trust of Delaware, the Delaware Trustee, did not beneficially own any Units as of December 31, 2013.

Changes in Control.    The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Administrative Services Agreement

Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. In July 2007, Walter Exploration & Production assumed Dominion Resources’ obligations under the Administrative Services Agreement and is entitled to the administrative services fee. The annual fee, payable in equal quarterly installments, is currently $522,221 and will increase annually by three percent.

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

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2013 and 2012 are:

	2013	2012
Audit Fees	$109,900	$159,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$109,900	$159,500

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

Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

No.		Exhibit

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 26, 2014, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2013, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION RESOURCES BLACK WARRIOR TRUST

BY:	BANK OF AMERICA, N.A., TRUSTEE

By:	/S/ RON E. HOOPER
Ron E. Hooper
Senior Vice President and Administrator

Date: March 10, 2014

(The Registrant has no directors or executive officers.)

Index to Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., BNY Mellon (f/k/a Mellon Bank (DE) National Association) and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., BNY Mellon (f/k/a Mellon Bank (DE) National Association) and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and BNY Mellon (f/k/a Mellon Bank (DE) National Association) (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Gas Purchase Agreement, dated as of May 3, 1994, between Sonat Marketing and the Company (filed as Exhibit 10.2 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

10.5	—	Amendment to Gas Purchase Agreement dated May 16, 1996, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.6	—	Amendment to Gas Purchase Agreement dated April 9, 1998, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7	—	Amendment to Gas Purchase Agreement dated July 1, 1999, between Sonat Marketing Company L.P. and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—	Amendment to Gas Purchase Agreement dated July 1, 2000, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.9	—	Amendment to Gas Purchase Agreement dated July 1, 2001, between El Paso Merchant Energy Gas, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	—	Amendment to Gas Purchase Agreement dated July 1, 2002 between El Paso Merchant Energy, L.P., as successor to Sonat Marketing Company L.P., and Dominion Black Warrior Basin, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

No.		Exhibit

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 26, 2014, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2013, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust