Form 10-Q
period 2014-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2014-05-12
CIK 923680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of units of beneficial interest outstanding at May 1, 2014: 7,850,000.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2013, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 condensed statement of assets, liabilities, and trust corpus is derived from the audited statement of assets, liabilities, and trust corpus as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2014, the distributable income for the three-month periods ended March 31, 2014 and 2013 and the changes in trust corpus for the three-month periods ended March 31, 2014 and 2013, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of March 31, 2014, and for the three-month periods ended March 31, 2014 and 2013 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Dominion Resources Black Warrior Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of March 31, 2014, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Trustee.

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

As described in Note 6 to the condensed interim financial statements, in March 2012, Walter Black Warrior Basin LLC notified the Trustee, that it is undertaking a study of the underlying properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. If Walter Black Warrior Basin LLC decides to suspend production or abandon any such wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2013, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report issued March 10, 2014, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning the study of the underlying properties on a well-to-well basis to determine the economic viability of continuing to produce each individual well. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2013 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, TX

May 12, 2014

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,

LIABILITIES AND TRUST CORPUS (UNAUDITED)

	Note	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents		$56,280	$106,772
Royalty interests in gas properties (less accumulated amortization of $147,391,314 and $146,865,502, respectively)		8,426,186	8,951,998

TOTAL ASSETS		$8,482,466	$9,058,770

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable		$202,682	$138,624
Contingencies	6	—	—
Trust corpus—7,850,000 units of beneficial interest authorized, issued and outstanding		8,279,784	8,920,146

TOTAL LIABILITIES AND TRUST CORPUS		$8,482,466	$9,058,770

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Note	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Royalty income		$1,590,079	$1,592,717
Interest income		63	80

		1,590,142	1,592,797
General and administrative expenses		(354,883)	(296,388)

Distributable income	1, 5	$1,235,259	$1,296,409

Distributable income per unit (7,850,000 units)		$.16	$.17

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Note	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Trust corpus, beginning of period		$8,920,146	$11,003,644
Amortization of royalty interests		(525,812)	(726,165)
Distributable income		1,235,258	1,296,409
Distributions to unitholders	5	(1,349,808)	(1,260,451)

Trust corpus, end of period		$8,279,784	$10,313,437

Distributions per unit (7,850,000 units)	5	$.17	$.17

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

On January 9, 2014, the Trustee gave notice to holders of units of beneficial interest in the Trust (“Unitholders”) and the Delaware Trustee that it will be resigning as trustee subject to the conditions set forth below. Bank of America nominated Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of Unitholders of the Trust called for May 22, 2014 for the purpose of approving a successor trustee of the Trust. The Trustee’s resignation is conditioned on the satisfaction or waiver by the Trustee of each of the following: (i) the appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which the Trustee currently serves as trustee); (ii) the appointment of Southwest Bank or another successor trustee as trustee of the Trust and five other royalty trusts for which the Trustee currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between the Trustee and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, the Trustee’s resignation or the other actions described above. The effective date of the Trustee’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2014, no impairment is required.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2014, other than as stated in Note 6 below.

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

The Royalty Interests constitute “economic interests” in oil and gas properties for federal income tax purposes. Unitholders must report their share of the revenues from the Royalty Interests as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first quarter of 2014, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2014, other than as stated below.

The Trust is named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on the plaintiff’s property, and suppression of material facts by defendants, and the plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. The Trustee does not believe this litigation will have a material effect on the Trust’s financial statements.

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 and 11 wells in 2013 as the Company considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2014. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014, which is accessible on the SEC’s website at www.sec.gov, for additional information.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 and 11 wells in 2013 as the Company considered them uneconomic and will evaluate an additional 10 to 20 wells in 2014. If the Company decides to suspend production or abandon any additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014, which is accessible on the SEC’s website at www.sec.gov, for additional information.

Results of Operations

Three Month Period Ended March 31, 2014 Compared to the Three Month Period Ended March 31, 2013

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

The Trust received royalty income amounting to $1,590,079 during the first quarter of 2014 compared to $1,592,717 during the first quarter of 2013. This revenue was derived from the receipt of cash on production of 474 Mmcf at an average price of $3.36 per mcf after deducting production taxes of $98,794 compared to 502 Mmcf at an average price received of $3.17 per mcf after deducting production taxes of $98,748 in the first quarter of 2013. For the three-month period ended March 31, 2014, the Trust was impacted by the increase in natural gas prices and decrease in production, as compared with the three-month period ended March 31, 2013. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

Interest income during the first quarter of 2014 amounted to $63 compared to $80 for the same period in 2013. This decrease is a result of less amount of monies available to invest in 2014 than in 2013.

General and administrative expenses during the first quarter of 2014 amounted to $354,883 compared to $296,388 in the first quarter of 2013. For this period, these expenses were primarily related to general and administrative services provided by Walter Exploration & Production, the Trustee and American Stock Transfer & Trust Company, the transfer agent, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The increase in general and administrative expenses in the first quarter of 2014 as compared to the first quarter of 2013 is primarily due to timing of payment of expenses.

Distributable income for the first quarter of 2014 was $1,235,259, or $.16 per Unit, compared to distributable income for the first quarter of 2013 of $1,296,409, or $.17 per Unit. The Trust made a distribution on March 11, 2014 of $0.171950 per Unit compared to a distribution of $0.160567 per Unit made during the first quarter of 2013.

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2014, no impairment is required.

Revenue Recognition

Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2014 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2013.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2014, other than as stated below.

The Trust is named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on the plaintiff’s property, and suppression of material facts by defendants, and the plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys fees. The Trustee does not believe this litigation will have a material effect on the Trust’s financial statements.

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012 and 11 wells in 2013 as the Company considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2014. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014, which is accessible on the SEC’s website at www.sec.gov, for additional information.

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

The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. Funds held by the Trust pending distribution to Unitholders and in reserve for the payment of Trust expenses and liabilities are invested in Bank of America, N.A. money market accounts, which are backed by the good faith and credit of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation. Each Unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. Additionally, the Trust’s future royalty income may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of crude oil and natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A—Risk Factors—Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014, which is accessible on the SEC’s website at www.sec.gov. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk. Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the Trust makes with the SEC.

Item 4. Controls and Procedures.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally, issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Trustee continues to utilize the 1992 Framework during its transition to the 2013 Framework.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see the information under the heading “Item 3. Legal Proceedings” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014, which is accessible on the SEC’s website at www.sec.gov. There have been no material developments in the legal proceedings disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
Ron E. Hooper
Senior Vice President and Administrator

Date: May 12, 2014

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