Form 10-Q
period 2014-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2014-11-14
CIK 923680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Royalty Trust Management

Southwest Bank

2911 Turtle Creek Boulevard

Suite 850

Dallas, Texas 75219

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

Number of units of beneficial interest outstanding at November 1, 2014: 7,850,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Effective August 29, 2014, Southwest Bank became the new Trustee for the Trust. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods on or after August 29, 2014. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2013, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 condensed statement of assets, liabilities, and trust corpus is derived from the audited statement of assets, liabilities, and trust corpus as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2014, the distributable income for the three-month and the nine-month periods ended September 30, 2014 and 2013 and the changes in trust corpus for the nine-month periods ended September 30, 2014 and 2013, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of September 30, 2014, and for the three-month and nine-month periods ended September 30, 2014 and 2013 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Dominion Resources Black Warrior Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of September 30, 2014, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2014 and 2013 and changes in trust corpus for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Trustee.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

November 14, 2014

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,

LIABILITIES AND TRUST CORPUS (UNAUDITED)

	Note	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents		$181,984	$106,772
Royalty interests in gas properties (less accumulated amortization of $148,325,404 and $ 146,865,502, respectively)		7,492,096	8,951,998

TOTAL ASSETS		$7,674,080	$9,058,770

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable		$153,355	$138,624
Contingencies	6	—	—
Trust corpus—7,850,000 units of beneficial interest authorized, issued and outstanding		7,520,725	8,920,146

TOTAL LIABILITIES AND TRUST CORPUS		$7,674,080	$9,058,770

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Note	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013
Royalty income		$1,848,299	$1,831,267
Interest income		26	67

		1,848,325	1,831,334
General and administrative expenses		(273,993)	(212,802)

Distributable income	1, 5	$1,574,332	$1,618,532

Distributable income per unit (7,850,000 units)		$.20	$.21

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Note	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Royalty income		$5,395,991	$4,818,825
Interest income		176	237

		5,396,167	4,819,062
General and administrative expenses		(956,037)	(828,958)

Distributable income	1, 5	$4,440,130	$3,990,104

Distributable income per unit (7,850,000 units)		$.57	$.51

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Note	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Trust corpus, beginning of period		$8,920,146	$11,003,644
Amortization of royalty interests		(1,459,902)	(2,055,010)
Distributable income		4,440,130	3,990,104
Distributions to unitholders	5	(4,379,649)	(3,994,300)

Trust corpus, end of period		$7,520,725	$8,944,438

Distributions per unit (7,850,000 units)	5	$.56	$.51

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

Dominion Resources Black Warrior Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Dominion Resources Black Warrior Trust (as amended, the “Trust Agreement”), entered into effective as of May 31, 1994, among Dominion Black Warrior Basin, Inc., an Alabama corporation, as trustor; Dominion Resources, Inc., a Virginia corporation (“Dominion Resources”); and NationsBank of Texas, N.A., a national banking association, as the initial trustee; and BNY Mellon Trust of Delaware, a national banking association (the “Delaware Trustee”), as trustees. Southwest Bank, a state bank chartered under the laws of the State of Texas (“Southwest Bank”) now serves as the trustee (the “Trustee”). The trustees are independent financial institutions.

On January 9, 2014, Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) gave notice to holders of units of beneficial interest in the Trust (“Unitholders”) and the Delaware Trustee that it would be resigning as trustee subject to certain conditions that included the appointment of Southwest Bank or another successor trustee as trustee of the Trust by a vote of the Unitholders or a court order. Effective as of August 29, 2014, a court appointed Southwest Bank as successor trustee of the Trust and Bank of America’s resignation as trustee became effective.

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2014, no impairment is required.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2014, other than as stated in Note 6 below.

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

The Royalty Interests constitute “economic interests” in oil and gas properties for federal income tax purposes. Unitholders must report their share of the revenues from the Royalty Interests as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the third quarter of 2014, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unitholder. Royalty income generally is treated as portfolio income and does not offset passive losses.

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Southwest Bank, EIN: 75-1105980, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219, telephone number (855) 588-7839, email address trustee@dom-dominion.com is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.dom-dominion.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2014, other than as stated below.

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

Results of Operations

Three and Nine Month Periods Ended September 30, 2014 Compared to the Three and Nine Month Periods Ended September 30, 2013

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

The Trust received royalty income amounting to $1,848,299 during the third quarter of 2014 compared to $1,831,267 during the third quarter of 2013. This revenue was derived from the receipt of cash on production of 428 Mmcf at an average price of $4.32 per mcf after deducting production taxes of $119,336 compared to 476 Mmcf at an average price received of $3.85 per mcf after deducting production taxes of $117,274 in the third quarter of 2013. The Trust received royalty income amounting to $5,395,991 during the nine months ended September 30, 2014 compared to $4,818,825 during the nine months ended September 30, 2013. This revenue was derived from the receipt of cash on production of 1,330 Mmcf at an average price received of $4.05 per mcf after deducting production taxes of $344,623 compared to 1,422 Mmcf at an average price received of $3.38 per mcf after deducting production taxes of $300,563 in the nine months ended September 30, 2013. For the three-month and nine-month periods ended September 30, 2014, the Trust was positively impacted by higher gas prices, but were offset by the decrease in natural gas production, as compared with the three and nine-month periods ended September 30, 2013. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

Interest income during the third quarter of 2014 amounted to $26 compared to $67 for the same period in 2013. Interest income during the nine months ended September 30, 2014 amounted to $176 compared to $237 for the nine months ended September 30, 2013. This decrease is a result of lower interest rates in 2014 than in 2013.

General and administrative expenses during the third quarter of 2014 amounted to $273,993 compared to $212,802 in the third quarter of 2013. General and administrative expenses during the nine months ended September 30, 2014 amounted to $956,037 compared to

$828,958 for the nine months ended September 30, 2013. For this period, these expenses were primarily related to general and administrative services provided by Walter Exploration & Production, the Trustee and American Stock Transfer & Trust Company, the transfer agent, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The increase in general and administrative expenses in the third quarter of 2014 as compared to the third quarter of 2013 is primarily due to timing of payment of expenses. The increase in general and administrative expenses in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to increased professional expenses.

Distributable income for the third quarter of 2014 was $1,574,332, or $.20 per Unit, compared to distributable income for the third quarter of 2013 of $1,618,532, or $.21 per Unit. Distributable income for the nine months ended September 30, 2014 was $4,440,130, or $.57 per Unit, compared to $3,990,104, or $.51 per Unit for the nine months ended September 30, 2013. The Trust made a distribution on September 8, 2014 of $0.194010 per Unit compared to a distribution of $0.201383 per Unit made during the third quarter of 2013.

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2014, no impairment is required.

Revenue Recognition

Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the third quarter of 2014 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the second quarter of 2014.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2014, other than as stated below.

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

The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. Funds held by the Trust pending distribution to Unitholders and in reserve for the payment of Trust expenses and liabilities are invested in Southwest Bank money market accounts, which are backed by the good faith and credit of Southwest Bank, but are not insured by the Federal Deposit Insurance

Corporation. Each Unitholder should independently assess the creditworthiness of Southwest Bank. Additionally, the Trust’s future royalty income may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of crude oil and natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A—Risk Factors—Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014, which is accessible on the SEC’s website at www.sec.gov. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.

Item 4. Controls and Procedures.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally, issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, the Trustee continues to utilize the 1992 Framework during its transition to the 2013 Framework.

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

DOMINION RESOURCES BLACK WARRIOR TRUST

By:	SOUTHWEST BANK, TRUSTEE

By:	/s/ RON E. HOOPER
Ron E. Hooper
SVP Royalty Trust Management

Date: November 14, 2014

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