Form 10-K
period 2014-12-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2015-03-23
CIK 923680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(855) 588-7839

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $47,414,000.00.

At March 23, 2015, there were 7,850,000 units of beneficial interest outstanding.

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

“Ralph E. Davis & Associates” means Ralph E. Davis & Associates, independent petroleum engineers.

“Reserve Estimate” means the estimated net proved reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2014, prepared by Ralph E. Davis & Associates.

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

“Trustee” means Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) for periods prior to August 29, 2014, and means Southwest Bank (as successor to Bank of America, N.A.) for periods on or after August 29, 2014.

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

On January 9, 2014, Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) gave notice to holders of units of beneficial interest in the Trust and the Delaware Trustee that it would be resigning as trustee subject to certain conditions that included the appointment of Southwest Bank or another successor trustee as trustee of the Trust by a vote of the Unitholders or a court order. Effective as of August 29, 2014, a court appointed Southwest Bank as successor trustee of the Trust and Bank of America, N.A.’s resignation as trustee became effective.

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

Termination and Liquidation of the Trust

The Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 66 2/3 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests plus the amount of all remaining Section 29 tax credits attributable to the Royalty Interests is equal to or less than $5 million (as applicable, the “Termination Date”). Upon such occurrence causing the Trust to terminate, the remaining assets of the Trust will be sold, the net proceeds of the sale will be distributed to Unitholders and the Trust will be wound up and a certificate of cancellation filed. With respect to (ii) above, the ratio of cash amounts to expenses for the most recent calendar quarter was 6.5 to 1 ratio and with (iii) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2014 was approximately $27.5 million. While the results of these computations will not trigger an early termination of the Trust as of December 31, 2014, future computations are subject to the numerous uncertainties. “See Item 1A — Risk Factors.”

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 23, 2015, there were 7,850,000 Units outstanding. The Trust may not issue additional Units.

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

Dominion Resources assigned its rights under the Trust Agreement to HighMount Alabama (now Walter Exploration & Production) pursuant to the Assignment and Assumption Agreement.

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

Website/SEC Filings

The Trust maintains an Internet Website at www.dom-dominion.com, and will provide website access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as soon as reasonably practicable after such material is filed with or furnished to the SEC.

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

Classification and Taxation of the Trust	The Trust is a Grantor Trust for federal tax purposes and not an association taxable as a corporation. As a Grantor Trust, the Trust is not subject to federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with each such Unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2014, the Trust earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

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

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income and depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See third paragraph under “Description of Units — Periodic Reports.”

Withholding tax on distributions to foreign Unitholders	Pursuant to the Foreign Account Tax Compliance Act (commonly referred to as “FATCA”), distributions from the Trust to “foreign financial institutions” and certain other “non-financial foreign entities” may be subject to U.S. withholding taxes. Specifically, certain “withholdable payments” (including certain royalties, interest and other gains or income from U.S. sources) made to a foreign financial institution or non-financial foreign entity will generally be subject to the withholding tax unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Foreign financial located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules.

The Treasury Department recently issued guidance providing that the FATCA withholding rules described above generally will apply to qualifying payments made after June 30, 2014. Foreign Unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

WHFIT Reporting Requirements	Some Trust Units are held by middlemen, as such term is broadly defined in Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Southwest Bank, EIN: 75-1105980, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219, telephone number (855) 588-7839, email address trustee@dom-dominion.com, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.dom-dominion.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The Alabama Department of Revenue (the “DOR”) has issued a letter ruling that permits the Trust to file a “composite income tax return” on behalf of all Unitholders who are not residents of Alabama. The filing of the composite income tax return and acceptance of the return by the DOR will relieve those nonresident Unitholders of any obligation to file Alabama state income tax returns. The Trust filed for each of the years 1995-2013 composite income tax returns with the DOR on behalf of all Nonresident Unitholders (defined below), and intends to file a composite return for 2014 and each year thereafter for so long as the composite return does not report any taxable income for Alabama state income tax purposes. Based on certain assumptions, the composite income tax return to be filed by the Trust on behalf of Nonresident Unitholders will show a net taxable loss for 2014. Accordingly, no Alabama state income tax is due under the 2014 return.

No assurance can be given, however, that the DOR will accept the assumptions used by the Trust in preparing and filing the composite income tax return for any year and determining the composite taxable income or loss thereunder for Alabama state income tax purposes. If all or a portion of those assumptions are not acceptable to the DOR, the DOR may require the Trust to recompute and refile one or more composite income tax returns based on different assumptions acceptable to the DOR. If the composite income tax return for 2014 (or any other tax year) as initially filed by the Trust is not accepted as filed by the DOR, the Trust may decide not to refile a composite income tax return either (i) because the Trust would have net Alabama taxable income for that year as a result of the assumptions required by the DOR or (ii) because the refiling of the composite income tax return would impose an unreasonable burden on the Trust in the judgment of the Trustee (based on its sole discretion). In that event, each Nonresident Unitholder would be required to file a separate Alabama state income tax return and pay any Alabama state income tax due as well as any penalties and interest due thereon. For purposes of the filing of the composite income tax return for any taxable year, “Nonresident Unitholders” will consist of those Unitholders to whom the Trust has provided an individualized tax information letter (together with its tax information booklet) for such tax year that shows a mailing address outside the State of Alabama. All other Unitholders will be treated by the Trust for purposes of the filing of the composite income tax return as “Resident Unitholders.”

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

Environmental Regulation

General.    Operations on the Underlying Properties associated with the production of natural gas are subject to numerous complex and stringent federal, state and local laws, rules and regulations governing health, safety, environmental quality, disposal of waste, pollution control and discharge of materials into the environment, and otherwise relating to protection of the environment. Such laws, rules and regulations may require the acquisition of permits to, for example, conduct drilling or underground injection activities, restrict air emissions, water discharges or other potential sources of pollution resulting from operations. Failure by the Company to comply with these laws, rules or regulations may result in significant liabilities, including administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. The Company could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, for example, at a drill site or a waste disposal facility, and regardless of whether the Company was responsible for the release or contamination or had conducted the operations in compliance with all applicable laws at the time that the release or contamination occurred.

National Pollutant Discharge Elimination System (“NPDES”) Permit.    Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a NPDES permit issued by the Alabama Department of Environmental Management (“ADEM”). ADEM initially issued five permits in connection with the Underlying Properties, which were consolidated into one permit in February 1994. The ADEM permit was renewed in 1999 and again in 2004, and a timely renewal application was submitted in 2009. The 2004 permit was administratively extended until such time as ADEM reviews and issues a renewal permit. It generally authorizes water disposal based upon the Black Warrior River’s minimum flow rate and maximum chloride level. The Company has advised the Trustee that since 1987 water disposal from the Underlying Properties has not been disrupted.

Climate Change.    Federal, state and local environmental laws, rules and regulations may become more stringent in the future. For example, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Climate change legislation and regulations, including cap and trade programs, have been adopted by many foreign countries and almost half of the states in the United States. The United States Environmental Protection Agency (the “EPA”) issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and that required reporting by regulated facilities by September 30, 2011 and annually thereafter. On November 30, 2010, the EPA published a final rule that set forth reporting requirements for the petroleum and natural gas industry and required companies that hold state drilling permits and that emit 25,000 metric tons or more of carbon dioxide equivalent per year to report annually carbon dioxide, methane and nitrous oxide emissions from certain sources beginning on March 31, 2012. On November 30, 2011, the EPA published a final rule that established technical amendments to certain greenhouse gas reporting requirements and that extended the reporting deadline to September 28, 2012 for the petroleum and natural gas industry sources to report their greenhouse gas emissions. These reporting obligations continue in effect.

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On August 16, 2012, the EPA published a final rule that established new source performance standards (“NSPS”) for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Beginning January 1, 2015 all hyraulicly fractured or refractured natural gas wells had to be completed using so called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations also apply to storage tanks and other equipment.

In addition, EPA is seeking direct regulation of the greenhouse gas methane from new and modified oil and gas production sources in order to help President Obama meet his new goal of reducing methane emissions 40 to 45 % from 2012 levels by 2025, while avoiding direct regulation of existing drilling operations. On December 19, 2014, EPA published an internet version notice of the final amendments to the NSPS for the oil and natural gas sector; the official version will be published in the Federal Register this summer. EPA plans to build on its 2012 NSPS for the sector to set standards for methane and ozone-forming VOC emissions from new and modified oil and natural gas production sources. A final rule is slated for issuance in 2016. The White House said in its fact sheet that the “focus will be on in-use technologies, current industry practices, emerging innovations, and streamlined and flexible regulatory approaches to ensure that emissions reductions can be achieved as oil and gas production and operations continue to grow.” Despite the benefits of reducing methane emissions, it will affect the oil and gas industry’s operations and increase the cost of its operations.

Hydraulic Fracturing.    Congress, the EPA and various states, including Alabama and cities have proposed or adopted legislation regulating hydraulic fracturing (or “fracking”), including requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in drilling operations. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (the “SDWA”). The EPA has developed draft underground injection control regulations for oil and natural gas hydraulic fracturing activities using diesel fuel. A relevant issue is how the EPA will define diesel, which could cover a variety of oils that are not diesel but that have similar carbon-chain molecules. On February 12, 2014, the EPA released an “interpretative memorandum” providing technical recommendations for implementing Underground Injection Control (“UIC”) requirements for hydraulic fracturing activities using diesel fuels. In this guidance document, EPA expansively defined the term “diesel” to include categories of oils, such as kerosene that have not typically been considered to be diesel.

The EPA is also conducting a congressionally mandated study on the effects of hydraulic fracturing on water at all stages in the operational cycle of harvesting natural gas. While the study was expected to be completed in 2014, as of March 2015 the EPA has not released any findings. When eventually completed, this study is anticipated to form the basis for a comprehensive regulatory effort. The EPA study, or other studies, of hydraulic fracturing could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs. The re-election of President Obama makes such regulation of the oil and gas industry more likely as evidenced by the Department of the Interior’s March 20, 2015 issuance of the first regulations on fracking associated with wells on federal and tribal lands but not on state and private lands where most of the fracking wells are located. Key regulatory requirements reportedly include (i) disclosure of chemicals used in the fracking operations to the Bureau of Land Management, (ii) use of cement barriers to restrict the flow of fracking fluid into underground water supplies, and (iii) use of covered tanks aboveground to hold fluids injected into wells for fracking operations.

On January 7, 2015, a coalition of nine environmental and open government groups sued the EPA in the U.S. District Court for the District of Columbia over the toxic chemicals released into the air, water and land by the oil and gas industry. The oil and gas industry has not been previously required to disclose the chemicals that it releases or disposes while other industries have been subject to such rules. If the Plaintiffs win the lawsuit or if EPA otherwise agrees to require the oil and gas industry to make such disclosures, the overall cost to comply with the rules may be significant and would also potentially allow outside parties to more effectively lobby EPA to regulate the oil and gas industry’s releases to air, water and land.

Potential Effect of Environmental Laws and Regulations.    The Trustee cannot predict the precise effect that the current legislation and regulations, any future legislation or regulations, or enforcement policies thereunder, could have on the operation of the Underlying Properties. While the Company has informed the Trustee that it believes the Underlying Properties are in material compliance with all environmental laws and regulations, such laws and regulations have generally become more stringent and costly over time. The Company has also informed the Trustee that it has not budgeted any money for expenditures related to environmental remediation in 2015, indicating that the Company does not anticipate significant environmental contamination in connection with, or as a result of, its operations. If, however, significant environmental contamination occurs in 2015, the Company could incur significant costs to remediate the environmental contamination in accordance with all applicable laws and regulations. As a royalty holder, the Trust may not be directly subject to increased costs to comply with environmental laws and regulations; however, such costs, including any costs associated with remediating environmental contamination, may be taken into account by the Company in exercising its rights to abandon a well, which may accelerate the termination of the Trust. See “Item 2 — Properties — The Royalty Interests — Sale and Abandonment of Underlying Properties” and “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust.”

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

When natural gas prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. Recent lifting costs have been close to or in some cases more than recent gas prices for certain projects in the Underlying Properties. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013, and 8 wells in 2014 as the Company considered them uneconomic, and up to an additional 10 to 20 wells may become subject to abandonment during 2015 if natural gas prices remain low. It is impossible to predict future natural gas price movements, and this reduces the predictability of future cash distributions to Unitholders.

Additionally, declines in natural gas prices could trigger an early termination of the Trust. See “— The Trust will be terminated upon the occurrence of certain events” below.

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

The net proceeds payable to the Trust are derived from the sale of depleting assets. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves and can offset the reduction in proved reserves. The timing and size of these projects will depend on the market prices of natural gas. Recent gas prices have been close to or in some cases less than the lifting costs for certain projects in the Underlying Properties. Additionally, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013, and 8 wells in 2014 as the Company considered them uneconomic and will evaluate an additional 10 to 20 wells in 2015. If the Company decides to suspend production or abandon any additional wells, the future rate of production decline of proved reserves may be higher than the rate currently calculated by the Trust and proceeds payable to the Trust (and therefore Trust distributions) would be reduced.

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

Pursuant to the terms of the Trust Agreement, the Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 66 2/3 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million. With respect to (ii) above, the ratio of cash amounts to expenses for the most recent calendar quarter was 6.5 to 1 ratio and with (iii) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2014 was approximately $27.5 million. While the results of these computations will not trigger an early termination of the Trust as of December 31, 2014, future computations are subject to the numerous uncertainties in estimating the future net revenues as described in “Item 1A — Risk Factors — Reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves”, including changes in pricing, costs and production volumes. Additionally, the Company notified the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013, and 8 wells in 2014 as it considered them uneconomic and that it is continuing to study the economic viability of an additional 10 to 20 wells within the Underlying Properties in 2015, as a result of which the Company could decide to suspend production or abandon such additional wells. As a result, the ability of the Trust’s ratio of cash receipts to expenses or the ability of the reserves to exceed the threshold in the future is uncertain. Following termination, the Trustee will use best efforts to sell any remaining Royalty Interests then owned by the Trust and the net proceeds of any sale would be distributed to Unitholders. There is no assurance that any such sale will be on terms acceptable to all Unitholders. “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” discusses consequences including tax consequences that may result to Unitholders, in the event Trust assets are sold and the Trust is terminated.

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

The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas.

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

The Royalty Interests were conveyed by the Company to the Trust out of the Company Interests. The Existing Wells are operated by Dominion Black Warrior Basin, Inc. in accordance with the Operating Agreement. See “— Operation of Properties.” The Underlying Properties comprise 34,212 gross acres of land in an area approximately 5 miles wide and 23 miles long located on the Tuscaloosa to Bankhead Lake portion of the Black Warrior Basin. Initial production began in December 1988 and consisted of eight wells. The Company acquired its interest in the Underlying Properties in December 1992. As of December 31, 2014, the Underlying Properties contained 502 wells that were producing gas, all of which were drilled prior to 1993.

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

On May 28, 2010, Walter Natural Gas, LLC, a wholly owned subsidiary of Walter Energy, LLC, acquired the Alabama natural gas interests of HighMount, effective March 1, 2010. The acquisition included the Company’s Alabama coal bed methane operations, including the 532 then-existing conventional gas wells in which the Trust has a net profits interest. The transaction was structured as an acquisition of the membership interests in HighMount Alabama, following which, HighMount Alabama’s name was changed to Walter Exploration & Production LLC. Walter Exploration & Production will continue to be party to the Administrative Services Agreement and Trust Agreement. Walter Exploration & Production will continue to own all the interests in the Company, and the Company, which has changed its name to Walter Black Warrior Basin LLC, will continue to own the Underlying Properties. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company notified the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013, and 8 wells in 2014 because it considered them uneconomic, and that it continues to evaluate an additional 10 to 20 wells in 2015. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

Present Activities — Well Count and Acreage Summary.    The following table shows as of December 31, 2014, the gross and net producing wells and acres for the Company Interests. The Net wells and acres are determined by multiplying the Gross Wells or acres by the Company Interests Owner’s Working Interest in the wells or acres.

	Number of Wells		Acres
	Gross	Net	Gross	Net
Company Interests	502	489	34,212	33,363

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

Water Removal and Disposal.    Water from the wells located on the Underlying Properties is pumped from the wellhead to one of five water disposal systems, each with two ponds, where the water is analyzed and chemically treated to remove impurities prior to discharge into the Black Warrior River. Water from the operations on the Underlying Properties is discharged into the Black Warrior River pursuant to a National Pollutant Discharge Elimination System permit issued by ADEM. The ADEM permit was renewed in 2004 and a timely renewal application was submitted in 2009. The 2004 permit is administratively extended until such time as ADEM reviews and issues a renewal permit. The ADEM permit generally authorizes water disposal based upon the Black Warrior River’s minimum flow rate and maximum chloride level. The Company has advised the Trust that, since 1987, water disposal from the Underlying Properties has not been disrupted. Although the facilities of the Company have the capacity to store several days of water production, if water disposal into the Black Warrior River is disrupted, natural gas production from the wells on the Underlying Properties would be curtailed during the period of such disruption. See “Business — Regulation and Prices —Environmental Regulation.”

Curtailments.    The Company has advised the Trust that during 2014 production from the Underlying Properties was not curtailed for any reason other than for routine maintenance.

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

Reserve Estimate

Reserve Estimate.    The following table summarizes net proved reserves estimated as of December 31, 2014, and certain related information for the Royalty Interests from the Reserve Estimate prepared by Ralph E. Davis & Associates. The natural gas reserves were estimated by Ralph E. Davis & Associates by applying volumetric and decline curve analyses. All of such reserves constitute proved developed gas reserves located in the United States. The Reserve Estimate was prepared in accordance with criteria established by the Commission.

Summary of Gas Reserves as of December 31, 2014 Based on Average Fiscal-Year Prices

December 31, 2014
Net Proved (MMcf) (a):
Developed	11,460
Undeveloped	0

Total Proved	11,460

Estimated Future Net Revenues (in thousands) (a)(b):
2015	$6,286
2016	5,535
2017	4,822
2018	4,176
2019	3,593
Thereafter	19,205

Total	$43,617

Total Discounted at 10 Percent	$27,489

(a)	The estimates of reserves and future net revenues summarized in this table are based upon a price of $4.077 per Mcf, which represented the average market price for gas in their fields during the 12-month period prior to December 31, 2014, determined as an unweighted arithmetic average of the first day of the month price for each month within such period. This price may not be the most representative price for estimating reserves or related future net revenues data.

(b)	Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests for gas production less the relevant share of production, property and related taxes (including severance taxes). Overhead costs have not been included, nor have the effects of depreciation, depletion and federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

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

Pursuant to the Conveyance, the Company has the obligation to conduct and carry on the development, maintenance and operation of the Underlying Properties as if they were not burdened by the Trust’s Royalty Interests. As a result, a well may be considered economic for purposes of calculating proved reserves even if such well is then being operated at a negative cash flow to the Company.

The reserves attributable to the Royalty Interests are expected to decline substantially during the term of the Trust, and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. As a result, cash distributions will decrease materially over time. For example, based upon the production estimates set forth in the Reserve Estimate, annual production attributable to the Royalty Interests is estimated to decrease from 1.7 Bcf in 2015 to 0.9 Bcf in 2019.

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

Natural Gas Sales Prices and Production

The following table sets forth the actual net production volumes attributable to the Royalty Interests, weighted average property, production and information regarding natural gas sales prices for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

	Year ended December 31,
	2014	2013	2012
Production attributable to the Royalty Interests (Bcf)	1.7	1.9	2.0
Weighted average property, production (per Mcf)	$0.25	$0.21	$0.25
Average Sales Price or Contract Price, as applicable (per Mcf)	$4.24	$3.59	$2.78

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

Sale and Abandonment of Underlying Properties

The Company has the right to abandon any well or lease included in the Underlying Properties if, in its opinion, acting as would a reasonably prudent operator, such well or lease is not capable of producing Gas in commercial quantities (determined before giving effect to the Royalty Interests). Neither the Trust nor the Unitholders will control the timing of the plugging and abandoning of any wells. Through December 31, 2012, 11 of the wells included in the Underlying Properties had been plugged and abandoned, through December 31, 2013, an additional 11 wells included in the Underlying Properties had been plugged and abandoned, and through December 31, 2014 an additional 8 wells included in the Underlying Properties had been plugged and abandoned. The Company has informed the Trustee that it is undertaking a study of the economic viability of producing each well included in the Underlying Properties (10 to 20 of which will continue to be evaluated in 2015), so there can be no assurance that additional wells will not be plugged and abandoned in the future.

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

	Price		Distribution per Unit
	High	Low
2014
First Quarter	$7.92	$5.40	$0.171950
Second Quarter	$11.12	$5.53	$0.191957
Third Quarter	$8.70	$4.80	$0.194010
Fourth Quarter	$7.90	$5.37	$0.180647

2013
First Quarter	$5.85	$3.07	$0.160567
Second Quarter	$5.84	$4.11	$0.146878
Third Quarter	$6.18	$3.96	$0.201383
Fourth Quarter	$8.29	$5.00	$0.172241

At March 04, 2015, there were 7,850,000 Units outstanding and approximately 244 Unitholders of record.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Royalty Income	$7,059,159	$6,423,288	$5,341,293	$8,359,767	$10,207,523
Distributable Income	$5,845,857	$5,374,915	$4,245,723	$7,361,311	$9,185,598
Distributable Income per Unit	$0.74	$0.68	$0.54	$0.94	$1.17
Distributions per Unit	$0.74	$0.68	$0.54	$0.94	$1.16
Total Assets, December 31	$7,926,941	$9,058,770	$11,123,776	$14,063,652	$16,812,650
Total Corpus, December 31	$7,766,371	$8,920,146	$11,003,644	$13,927,682	$16,653,530

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

The year 2014 marked the twentieth full year of the existence of the Trust. The Trust received royalty income amounting to $7,059,159 during the year ended December 31, 2014, compared to $6,423,288 for 2013 and $5,341,293 for 2012, increasing due to higher pricing for natural gas but offset by declining production. The royalty income received by the Trust was net of the Royalty Interests’ allocable share of property, production and related taxes. General and administrative expenses during the year ended December 31, 2014 increased to $1,213,492, compared to $1,048,678 for 2013 and $1,095,854 for 2012. Distributable income for the year ended December 31, 2014 was $5,845,857, or $0.74 per Unit, compared to $5,374,915, or $0.68 per Unit, for 2013 and $4,245,723, or $0.54 per Unit, for 2012. The increase in general and administrative expenses in 2014 compared to 2013 was primarily the result of additional costs due to legal expenses related to the Trustee change. The decrease in general and administrative expenses in 2013 compared to 2012 was primarily the result of timing of expenses.

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

Royalty Income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year due to the timing of the receipt of these revenues. Accordingly, the royalty income included in distributable income for the years ended December 31, 2014, 2013 and 2012, was based on production volumes and natural gas prices for the periods from October 1, 2013 to September 30, 2014, October 1, 2012 to September 30, 2013 and October 1, 2011 to September 30, 2012, respectively.

The following table sets forth the production volumes attributable to the Trust’s Royalty Interests and the average sales Price or contract price received, as applicable, and Index Price for such production for the periods indicated. These Assets are mature natural gas properties and production should decline in the latter years.

	For 12 Months Ended September 30,
	2014	2013	2012
Production (Bcf)(1)	1.771	1.902	2.034
Production (MMBtu)(2)	1.755	1.884	2.013
Average Sales or Contract Price Received ($/MMBtu)	$4.28	$3.62	$2.81
Average Index Price ($/MMBtu)	$4.29	$3.65	$2.73

(1)	Billion cubic feet of natural gas.

(2)	Trillion British Thermal Units.

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

The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2014, 2013 and 2012, by independent petroleum engineers. The reserve quantities of 11.5 Bcf for 2014 compared to 8.1 Bcf for 2013 and compared to 7.6 Bcf for 2012, reflect an increase in reserves between 2013 and 2014 and between 2012 and 2013 as a result of production and a significant change in prices which affects the change in quantities. See “Financial Statements and Supplementary Data — Notes to Financial Statements — Note 8.”

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013 and 8 wells in 2014 as it considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2015. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. Pursuant to the terms of the Trust Agreement, the Trust will terminate upon the occurrence of (i) such time as the ratio of cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (ii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million. With respect to (i) above, the ratio of cash amounts to expenses for the most recent calendar quarter was 6.5 to 1 ratio and with respect to (ii) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2014 was approximately $27.5 million. While the results of these computations will not trigger early termination of the Trust as of December 31, 2014, future computations are subject to the numerous uncertainties in estimating the future net revenues. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

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

1. Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:

•	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

•	General and administrative expenses are recorded based on liabilities paid and cash reserves established out of cash received.

•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to Trust corpus based upon when revenues are received.

•	Distributions to Unitholders are recorded when declared by the Trustee (see “Financial Statements and Supplementary Data — Notes to Financial Statements – Note 5).

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

2. Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized and measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of December 31, 2014, no impairment is required.

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

5. Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2014, other than as stated below.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013 and 8 wells in 2014 as it considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2015. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

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

Tabular Disclosure of Contractual Obligations

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Distribution declared subsequent to year end	$1,370,200	$1,370,200	0	0	0
Total	$1,370,200	$1,370,200	0	0	0

The above payable relates to distributions declared February 19, 2015 and payable March 11, 2015 to Unitholders of record on March 2, 2015.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments. The assets of the Trust are passive in nature, and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. Funds held by the Trust pending distribution to Unitholders and in reserve for the payment of Trust expenses and liabilities are invested in a fund that holds only U.S. Treasury Securities. Additionally, the Trust’s future royalty income may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas. See “Item 1A — Risk Factors — Future royalty income may be subject to risks relating to the creditworthiness of third parties.” The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and

Southwest Bank, Trustee,

Dallas, Texas:

We have audited the accompanying statements of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Dominion Resources Black Warrior Trust at December 31, 2014 and 2013, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014, on the basis of accounting described in Note 2.

As described in Note 10 to the financial statements, in March 2012, Walter Black Warrior Basin LLC notified the Trustee that it is undertaking a study of the underlying properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. If Walter Black Warrior Basin LLC decides to suspend production or abandon any such wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2015 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 23, 2015

DOMINION RESOURCES BLACK WARRIOR TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$176,847	$106,772
Royalty interests in gas properties (less accumulated amortization of $148,067,406 and $146,865,502, respectively)	7,750,094	8,951,998

Total Assets	$7,926,941	$9,058,770

LIABILITIES AND TRUST CORPUS
Trust expenses payable	$160,570	$138,624
Contingencies (Note 10)
Trust corpus (7,850,000 units of beneficial interest authorized, issued and outstanding)	7,766,371	8,920,146

Total Liabilities and Trust Corpus	$7,926,941	$9,058,770

Statements of Distributable Income

	Year Ended December 31,
	2014	2013	2012
Royalty income	$7,059,159	$6,423,288	$5,341,293
Interest income	190	305	284

	7,059,349	6,423,593	5,341,577
General and administrative expenses	(1,213,492)	(1,048,678)	(1,095,854)

Distributable income	$5,845,857	$5,374,915	$4,245,723

Distributable income per unit (7,850,000 units)	$0.74	$0.68	$0.54

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2014	2013	2012
Trust corpus, beginning of period	$8,920,146	$11,003,644	$13,927,682
Amortization of Royalty Interests	(1,201,904)	(2,112,022)	(2,942,685)
Distributable income	5,845,857	5,374,915	4,245,723
Distributions to Unitholders	(5,797,728)	(5,346,391)	(4,227,076)

	$7,766,371	$8,920,146	$11,003,644

Distributions per unit	$0.74	$0.68	$0.54

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Years Ended December 31, 2014, 2013 and 2012

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

On January 9, 2014, Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) gave notice to holders of units of beneficial interest in the Trust and the Delaware Trustee that it would be resigning as trustee subject to certain conditions that included the appointment of Southwest Bank or another successor trustee as trustee of the Trust by a vote of the Unitholders or a court order. Effective as of August 29, 2014, a court appointed Southwest Bank as successor trustee of the Trust and Bank of America, N.A.’s resignation as trustee became effective.

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

Notes to Financial Statements  —  (Continued)

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized and measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of December 31, 2014, no impairment is required.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013 and 8 wells in 2014 as it considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2015. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

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

Notes to Financial Statements  —  (Continued)

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

4. Related Party Transactions

Until July 2007, Dominion Resources provided accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement dated effective June 1, 1994, after which HighMount Alabama (now Walter Exploration & Production) assumed this function. During 2014 the fee for these services was $537,888 and will increase annually by three percent. Fees paid by the Trust to Walter Exploration & Production in 2013 were $522,221 and in 2012 were $507,011.

Aggregate fees and expense reimbursements paid by the Trust to the Trustees in 2014, 2013 and 2012 were $72,335, $57,222 and $55,701, respectively.

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

Notes to Financial Statements  —  (Continued)

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

6. Subsequent Events

Subsequent to December 31, 2014, the Trust declared and paid the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit
March 2, 2015	March 11, 2015	$ 0.174547

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2014 and 2013 (in thousands, except per Unit amounts):

Calendar Quarter	Royalty Income	Distributable Income	Distributable Income per Unit
2014
First	$1,590	$1,235	$0.16
Second	1,958	1,631	0.21
Third	1,848	1,574	0.20
Fourth	1,663	1,406	0.17

	$7,059	$5,846	$0.74

2013
First	$1,593	$1,296	$0.17
Second	1,395	1,075	0.14
Third	1,831	1,619	0.20
Fourth	1,604	1,385	0.17

	$6,423	$5,375	$0.68

Selected 2014 fourth quarter data are as follows (in thousands, except per Unit amounts):

Royalty income	$1,663
Interest income	—
General and administrative expenses	(257)

Distributable income	$1,406

Distributable income per Unit	$0.17
Distributions per Unit	$0.17

8. Supplemental Gas Disclosure (Unaudited)

The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2014, 2013, 2012 and January 1, 2012, by independent petroleum engineers.

Notes to Financial Statements  —  (Continued)

Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. Estimates of future net revenues from proved reserves have been prepared using average 12-month gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within the 12-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as market conditions change. The average prices for December 31, 2014, December 31, 2013 and December 31, 2012, were $4.077, $3.457, and $2.75 per Mcf, respectively. As of February 23, 2015, published Gas prices were approximately $3.22 per Mcf. The use of such price as compared to $4.077 per Mcf, which was used to calculate the below information, would result in a lower standardized measure of discounted future net cash flows for Gas.

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

The reserve estimates for the Royalty Interests are based on a percentage share of the Company’s Gross Proceeds payable to the Trust of 65 percent.

Proved developed reserves at January 1, 2012	11,036
Revisions of previous estimates	(1,377)
Production (MMcf)	(2,010)

Proved developed reserves at December 31, 2012	7,649
Revisions of previous estimates	2,315
Production (MMcf)	(1,902)

Proved developed reserves at December 31, 2013	8,062
Revisions of previous estimates	5,169
Production (MMcf)	(1,771)

Proved developed reserves at December 31, 2014	11,460

All proved reserve estimates presented above at December 31, 2014, 2013, 2012 and January 1, 2012, are proved developed.

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

The following table sets forth the standardized measure of discounted estimated future net cash flows from proved reserves at December 31, 2014, 2013 and 2012 relating to the Trust’s Royalty Interests (thousands of dollars):

	2014	2013	2012
Future cash inflows	$46,728	$27,875	$21,036
Future taxes	(3,111)	(1,882)	(1,498)

Future net cash flows	43,617	25,993	19,538
10% annual discount for estimated timing of cash flow	(16,128)	(9,150)	(6,714)

Standardized measure of discounted future net cash flows	$27,489	$16,843	$12,824

Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002.

The following table sets forth the changes in the present value of estimated future net cash flows from proved reserves during the year ended December 31, 2014, 2013 and 2012 (thousands of dollars):

	2014	2013	2012
Balance at beginning of period	$16,843	$12,824	$26,893
Increase (decrease) due to:
Royalty income, net of taxes	(7,059)	(6,423)	(5,341)
Changes in prices	8,116	5,408	(9,192)
Changes in estimated volumes	7,905	3,752	(2,225)
Accretion of discount	1,684	1,282	2,689

Balance at December 31	$27,489	$16,843	$12,824

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013 and 8 wells in 2014 as it considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2015. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust.

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

10. Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of December 31, 2014, other than as stated below.

The Trust is named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas

Notes to Financial Statements  —  (Continued)

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013 and 8 wells in 2014 as it considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2015. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” for additional information.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2014. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2014, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Dominion Resources Black Warrior Trust and

Southwest Bank, Trustee,

Dallas, Texas:

We have audited the internal control over financial reporting of Dominion Resources Black Warrior Trust (the “Trust”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Dominion Resources Black Warrior Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of the Trust as of December 31, 2014 and the related statement of distributable income and changes in trust corpus for the year ended December 31, 2014, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 23, 2015 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding a study of the underlying properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 23, 2015

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

Standards of Conduct.    Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Southwest Bank, must comply with the bank’s standards of conduct, a copy of which will be provided to Unitholders, without charge, upon request made to Royalty Trust Management, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219, Attention: Ron E. Hooper.

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

Compensation of the Trustee.    The Trust Agreement provides that the Trustee is to be compensated for its administrative services and preparation of quarterly and annual statements, out of the Trust assets, in an annual amount of $53,788, plus an hourly charge of $13,567 for services in excess of a combined total of 350 hours annually at its standard rate, which is currently $200 per hour. These service fees escalate by three percent annually. The Delaware Trustee is compensated for its administrative services, in an annual amount of $5,000, which will be paid by the Trustee. Each of the Trustee and the Delaware Trustee is entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If the Trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fee payable to the Trustee will increase significantly until a new trustee is appointed. During 2014, the Trustee (and its predecessor) and the Delaware Trustee received total compensation of $67,335 and $5,000, respectively.

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

Security Ownership of Management.    The Trust has no directors or executive officers. Southwest Bank, the Trustee, and BNY Mellon Trust of Delaware, the Delaware Trustee, did not beneficially own any Units as of December 31, 2014.

Changes in Control.    The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Administrative Services Agreement

Pursuant to the Trust Agreement, Dominion Resources and the Trust entered into the Administrative Services Agreement, pursuant to which the Trust is obligated, throughout the term of the Trust, to pay to Dominion Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. In July 2007, Walter Exploration & Production assumed Dominion Resources’ obligations under the Administrative Services Agreement and is entitled to the administrative services fee. The annual fee, payable in equal quarterly installments, is currently $537,888 and will increase annually by three percent.

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

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013 are:

	2014	2013
Audit Fees	$146,250	$109,900
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$146,250	$109,900

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

Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

No.		Exhibit

99.2	—	Summary of Reserve Report, dated February 27, 2015, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2014, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION RESOURCES BLACK WARRIOR TRUST BY: SOUTHWEST BANK, TRUSTEE

By:	/S/ RON E. HOOPER
Ron E. Hooper SVP Royalty Trust Management

Date: March 23, 2015

(The Registrant has no directors or executive officers.)

Index to Exhibits

No.		Exhibit

3.1	—	Trust Agreement of Dominion Resources Black Warrior Trust dated as of May 31, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.1 to Dominion Resources, Inc.’s Registration Statement* on Form S-3 (No. 33-53513), and incorporated herein by reference).

3.2	—	First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust dated as of June 27, 1994, by and among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.1	—	Overriding Royalty Conveyance dated as of June 28, 1994, from Dominion Black Warrior Basin, Inc. to Dominion Resources Black Warrior Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2	—	Administrative Services Agreement dated as of June 1, 1994, by and between Dominion Resources, Inc. and Dominion Resources Black Warrior Trust (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.3	—	Amendment to and Ratification of Overriding Royalty Conveyance dated as of November 20, 1994, among Dominion Black Warrior Basin, Inc., NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Mellon Bank (DE) National Association (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4	—	Assignment and Assumption Agreement, dated as of July 31, 2007, between Dominion Resources and HighMount Exploration & Production Alabama (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

23.1	—	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineers.

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a).

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	—	The information under the sections captioned “Federal Income Tax Consequences” and “‘ERISA’ Considerations” of the Prospectus dated June 21, 1994, which constitutes a part of the Registration Statement on Form S-3 of Dominion Resources, Inc.* (Registration No. 33-53513) and is incorporated herein by reference.

99.2	—	Summary of Reserve Report, dated February 27, 2015, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests as of December 31, 2014, prepared by Ralph E. Davis & Associates Petroleum Engineers, independent petroleum engineers.

*	On its own behalf and as sponsor of the Dominion Resources Black Warrior Trust