Form 10-Q
period 2015-03-31
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2015-05-13
CIK 923680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Number of units of beneficial interest outstanding at May 13, 2015: 7,850,000.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee of Dominion Resources Black Warrior Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Effective August 29, 2014, Southwest Bank became the new Trustee for the Trust. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods on or after August 29, 2014. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2014, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 condensed statement of assets, liabilities, and trust corpus is derived from the audited statement of assets, liabilities, and trust corpus as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2015, the distributable income for the three-month periods ended March 31, 2015 and 2014 and the changes in trust corpus for the three-month periods ended March 31, 2015 and 2014, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of March 31, 2015, and for the three-month periods ended March 31, 2015 and 2014 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Dominion Resources Black Warrior Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of March 31, 2015, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of Dominion Resources Black Warrior Trust as of December 31, 2014, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 23, 2015, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning the study of the underlying properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2014 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

May 13, 2015

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,

LIABILITIES AND TRUST CORPUS (UNAUDITED)

	Note	March 31, 2015	December 31, 2014
ASSETS

Cash and cash equivalents		$136,506	$176,847

Royalty interests in gas properties (less accumulated amortization of $148,361,683 and $148,067,406, respectively)		7,455,817	7,750,094

TOTAL ASSETS		$7,592,323	$7,926,941

LIABILITIES AND TRUST CORPUS

Trust administration expenses payable		$128,038	$160,570

Contingencies	6	—	—

Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding		7,464,285	7,766,371

TOTAL LIABILITIES AND TRUST CORPUS		$7,592,323	$7,926,941

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Note	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Royalty income		$1,620,427	$1,590,079

Interest income		14	63

		1,620,441	1,590,142

General and administrative expenses		(258,056)	(354,883)

Distributable income	1, 5	$1,362,385	$1,235,259

Distributable income per unit (7,850,000 units)		$.17	$.16

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Note	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Trust corpus, beginning of period		$7,766,371	$8,920,146

Amortization of royalty interests		(294,277)	(525,812)

Distributable income		1,362,385	1,235,258

Distributions to unitholders	5	(1,370,194)	(1,349,808)

Trust corpus, end of period		$7,464,285	$8,279,784

Distributions per unit (7,850,000 units)	5	$.17	$.17

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2015, no impairment is required.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2015, other than as stated in Note 6 below.

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

The Royalty Interests constitute “economic interests” in oil and gas properties for federal income tax purposes. Unitholders must report their share of the revenues from the Royalty Interests as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first quarter of 2015, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2015, other than as stated below.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013 and 8 wells in 2014 as the Company considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2015. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013 and 8 wells in 2014 as the Company considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2015. If the Company decides to suspend production or abandon any additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 23, 2015, which is accessible on the SEC’s website at www.sec.gov, for additional information.

Results of Operations

Three Month Period Ended March 31, 2015 Compared to the Three Month Period Ended March 31, 2014

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

The Trust received royalty income amounting to $1,620,427 during the first quarter of 2015 compared to $1,590,079 during the first quarter of 2014. This revenue was derived from the receipt of cash on production of 435 Mmcf at an average price of $3.72 per mcf after deducting production taxes of $102,002 compared to 474 Mmcf at an average price received of $3.36 per mcf after deducting production taxes of $98,794 in the first quarter of 2014. For the three-month period ended March 31, 2015, the Trust was negatively impacted by the decrease in natural gas production, but was offset by higher gas prices, as compared with the three-month period ended March 31, 2014. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

Interest income during the first quarter of 2015 amounted to $14 compared to $63 for the same period in 2014. The decrease in interest income in the first quarter of 2015 as compared to the first quarter of 2014 is primarily due to the timing of investments.

General and administrative expenses during the first quarter of 2015 amounted to $258,056 compared to $354,883 in the first quarter of 2014. For this period, these expenses were primarily related to general and administrative services provided by Walter Exploration & Production, the Trustee and American Stock Transfer & Trust Company, the transfer agent, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The decrease in general and administrative expenses in the first quarter of 2015 as compared to the first quarter of 2014 is primarily due to timing of payment of expenses.

Distributable income for the first quarter of 2015 was $1,362,385, or $.17 per Unit, compared to distributable income for the first quarter of 2014 of $1,235,259, or $.16 per Unit. The Trust made a distribution on March 11, 2015 of $0.174547 per Unit compared to a distribution of $0.171950 per Unit made during the first quarter of 2014.

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2015, no impairment is required.

Revenue Recognition

Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2015 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2014.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2015, other than as stated below.

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

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013 and 8 wells in 2014 as the Company considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2015. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 23, 2015, which is accessible on the SEC’s website at www.sec.gov, for additional information.

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

The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. Funds held by the Trust pending distribution to Unitholders and in reserve for the payment of Trust expenses and liabilities are invested in a fund that holds only U.S. Treasury Securities. Additionally, the Trust’s future royalty income may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of crude oil and natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A - Risk Factors - Future royalty income may be subject to risks relating to the creditworthiness of third parties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 23, 2015, which is accessible on the SEC’s website at www.sec.gov. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see the information under the heading “Item 3. Legal Proceedings” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 23 2015, which is accessible on the SEC’s website at www.sec.gov. There have been no material developments in the legal proceedings disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
Ron E. Hooper
SVP Royalty Trust Management

Date: May 13, 2015

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