Form 10-Q
period 2015-06-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2015-08-14
CIK 923680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Number of units of beneficial interest outstanding at August 14, 2015: 7,850,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee of Dominion Resources Black Warrior Trust (the “Trust”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Effective August 29, 2014, Southwest Bank became the new Trustee for the Trust. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods on or after August 29, 2014. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2014, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 condensed statement of assets, liabilities, and trust corpus is derived from the audited statement of assets, liabilities, and trust corpus as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2015, the distributable income for the three-month and the six-month periods ended June 30, 2015 and 2014 and the changes in trust corpus for the six-month periods ended June 30, 2015 and 2014, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of June 30, 2015, and for the three-month and six-month periods ended June 30, 2015 and 2014 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Dominion Resources Black Warrior Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of June 30, 2015, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2015 and 2014 and changes in trust corpus for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Trustee.

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

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 2 to the financial statements, certain conditions raise substantial doubt about the Trust’s ability to continue as a going concern. The Trustee’s plans concerning this matter are also discussed in Note 6 to the financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

August 14, 2015

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,

LIABILITIES AND TRUST CORPUS (UNAUDITED)

	Note	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents		$84,329	$176,847
Royalty interests in gas properties (less accumulated amortization of $148,634,658 and $148,067,406, respectively)		7,182,842	7,750,094

TOTAL ASSETS		$7,267,171	$7,926,941

LIABILITIES AND TRUST CORPUS
Trust administration expenses payable		$134,139	$160,570
Contingencies	6	—	—
Trust corpus - 7,850,000 units of beneficial interest authorized, issued and outstanding		7,133,032	7,766,371

TOTAL LIABILITIES AND TRUST CORPUS		$7,267,171	$7,926,941

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Note	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
Royalty income		$1,126,707	$1,957,613
Interest income		12	88

		1,126,719	1,957,701
General and administrative expenses		(409,794)	(327,161)

Distributable income	1, 5	$716,925	$1,630,540

Distributable income per unit (7,850,000 units)		$.09	$.21

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Note	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Royalty income		$2,747,134	$3,547,692
Interest income		26	150

		2,747,160	3,547,692
General and administrative expenses		(667,850)	(682,044)

Distributable income	1, 5	$2,079,310	$2,865,798

Distributable income per unit (7,850,000 units)		$.26	$.37

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Note	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Trust corpus, beginning of period		$7,766,371	$8,920,146
Amortization of royalty interests		(567,252)	(1,002,045)
Distributable income		2,079,310	2,865,798
Distributions to unitholders	5	(2,145,397)	(2,856,671)

Trust corpus, end of period		$7,133,032	$7,927,228

Distributions per unit (7,850,000 units)	5	$.27	$.36

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

2.	BASIS OF ACCOUNTING AND GOING CONCERN

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2015, no impairment is required.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2015, other than as stated in Note 6 below.

New Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a significant impact on the Trust’s financial statements.

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 6 to the financial statements, certain conditions raise substantial doubt about the Trust’s ability to continue as a going concern. The Trustee’s plans concerning this matter are also discussed in Note 6 to the financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	FEDERAL INCOME TAXES

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The Unitholders are considered, for federal tax purposes, to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. To the extent that distributions to the Trust are delayed due to the Walter Energy bankruptcy proceeding described under Note 6, a corresponding delay will result for a Unitholder in when such distribution must be included in its federal taxable income.

The Royalty Interests constitute “economic interests” in oil and gas properties for federal income tax purposes. Unitholders must report their share of the revenues from the Royalty Interests as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the second quarter of 2015, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The Treasury Department has issued guidance providing that the FATCA withholding rules described above generally apply to qualifying payments made after June 30, 2014. Foreign Unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

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

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2015, other than as stated below.

On July 28, 2015, the Trust announced that it received a letter from Walter Energy, Inc., the parent of the Company, stating that it, together with certain of its subsidiaries and affiliates, including the Company (“Debtors”) filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States District Court for the Northern District of Alabama Southern Division on July 15, 2015 and that it has an agreement with lenders regarding a pre-negotiated restructuring plan. In the letter, Walter Energy, Inc. advised the Trust that it is not permitted to pay obligations that arose prior to July 15, 2015, including royalty payments. Specifically, the Trustee was informed by Walter Energy, Inc. that it will not be paying the distribution to the Trust, which would normally be paid by August 14, and normally would include royalty payments for the production months of April, May and June 2015, as well as the portion of any future quarterly distributions relating to production attributable to periods prior to July 15, 2015. The Trustee has received no assurances regarding the status of distributions relating to production for periods after July 15, 2015. On the date the bankruptcy hearing was filed – in a series of “first day motions” – the Debtors filed motions relating to use of their cash collateral and cash management, which provide that Debtors’ cash and certain other property constitute collateral of the Debtors’ lenders subject to protective liens and permit use of a “zero balance” cash management system where receipts from operations including Debtors’ gas operations could be swept into certain concentration or disbursement accounts. The motions do not separately segregate or provide separate treatment for production proceeds relating to the Trust’s Royalty Interests. The Trustee has engaged counsel, has filed motions asking the court to reconsider and amend the Debtors’ cash management order and has objected to the cash collateral motion seeking segregation of production proceeds relating to the Trust’s Royalty Interests and judicial confirmation that such proceeds are not property of the Debtor’s bankruptcy estate. A hearing on the Trustee’s motions is currently scheduled for August 18, 2015. The Trustee additionally filed a separate action seeking declaratory judgment that the Trust’s overriding royalty interests and related production proceeds are not property of the debtors’ bankruptcy estate and seeking a preliminary injunction against the debtor to prevent it from (1) co-mingling the production proceeds with other funds of the debtor; (2) placing any lien or encumbrance on the production proceeds and (3) refusing to make distributions in accordance with the Conveyance governing the overriding royalty interests and Alabama law. The Trustee also filed an application for a temporary restraining order seeking similar relief. A failure to receive distributions from the Company for two consecutive calendar quarters would likely result in a termination of the Trust. See “Item 2 –Trustee’s Discussion and Analysis of Financial Condition and Results of Operations –Termination and Liquidation of the Trust.”

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013 and 8 wells in 2014 as the Company considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2015. It is currently unclear what impact the bankruptcy proceeding will have on this process. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust.

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

On July 28, 2015, the Trust announced that it received a letter from Walter Energy, Inc., the parent of the Company, stating that it, together with certain of its subsidiaries and affiliates, including the Company (“Debtors”) filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States District Court for the Northern District of Alabama Southern Division on July 15, 2015 and that it has an agreement with lenders regarding a pre-negotiated restructuring plan. In the letter, Walter Energy, Inc. advised the Trust that it is not permitted to pay obligations that arose prior to July 15, 2015, including royalty payments. Specifically, the Trustee was informed by Walter Energy, Inc. that it will not be paying the distribution to the Trust, which would normally be paid by August 14, and normally would include royalty payments for the production months of April, May and June 2015, as well as the portion of any future quarterly distributions relating to production attributable to periods prior to July 15, 2015. The Trustee has received no assurances regarding the status of distributions relating to production for periods after July 15, 2015. On the date the bankruptcy hearing was filed – in a series of “first day motions” – the Debtors filed motions relating to use of their cash collateral and cash management, which provide that Debtors’ cash and certain other property constitute collateral of the Debtors’ lenders subject to protective liens and permit use of a “zero balance” cash management system where receipts from operations including Debtors’ gas operations could be swept into certain concentration or disbursement accounts. The motions do not separately segregate or provide separate treatment for production proceeds relating to the Trust’s Royalty Interests. The Trustee has engaged counsel, has filed motions asking the court to reconsider and amend the Debtors’ cash management order and has objected to the cash collateral motion seeking segregation of production proceeds relating to the Trust’s Royalty Interests and judicial confirmation that such proceeds are not property of the Debtor’s bankruptcy estate. A hearing on the Trustee’s motions is currently scheduled for August 18, 2015. The Trustee additionally filed a separate action seeking declaratory judgment that the Trust’s overriding royalty interests and related production proceeds are not property of the debtors’ bankruptcy estate and seeking a preliminary injunction against the debtor to prevent it from (1) co-mingling the production proceeds with other funds of the debtor; (2) placing any lien or encumbrance on the production proceeds and (3) refusing to make distributions in accordance with the Conveyance governing the overriding royalty interests and Alabama law. The Trustee also filed an application for a temporary restraining order seeking similar relief. A failure to receive distributions from the Company for two consecutive calendar quarters would likely result in a termination of the Trust. See “Item 2 –Trustee’s Discussion and Analysis of Financial Condition and Results of Operations –Termination and Liquidation of the Trust.”

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013 and 8 wells in 2014 as the Company considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2015. It is currently unclear what impact the bankruptcy proceeding will have on this process. If the Company decides to suspend production or abandon any additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 23, 2015, which is accessible on the SEC’s website at www.sec.gov, for additional information.

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 6 to the financial statements, certain conditions raise substantial doubt about the Trust’s ability to continue as a going concern. The Trustee’s plans concerning this matter are also discussed in Note 6 to the financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Termination and Liquidation of the Trust

The Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 66 2/3 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests plus the amount of all remaining Section 29 tax credits attributable to the Royalty Interests is equal to or less than $5 million (as applicable, the “Termination Date”). Upon such occurrence causing the Trust to terminate, the remaining assets of the Trust will be sold, the net proceeds of the sale will be distributed to Unitholders and the Trust will be wound up and a certificate of cancellation filed. With respect to (ii) above, the ratio of cash amounts received to administrative costs for the first and second quarters of 2015 were 1.9 to 1.0 and 4.9 to 1.0, respectively, and with (iii) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2014 was approximately $27.5 million. While the results of these computations will not trigger an early termination of the Trust as of June 30, 2015, future computations are subject to the numerous uncertainties. A failure to receive two consecutive quarterly distributions as a result of the Walter Energy bankruptcy proceeding would likely result in a termination of the Trust. See also “Item 1A — Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2014.

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

The Trust may terminate without Unitholder approval. Unitholders are not entitled to any rights of appraisal or similar rights in connection with the termination of the Trust. The sale of the remaining Royalty Interests and the termination of the Trust will be taxable events to the Unitholders. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and the adjusted basis of such Units. The amount realized by the Trust upon termination will be allocated to Unitholders in the same manner as the Trustee allocates the income received by the Trust. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed herein in Notes 3 and 4 of the Notes to Condensed Financial Statements. Each Unitholder should consult his own tax advisor regarding Trust tax compliance matters, including federal and state tax implications concerning the sale of the Royalty Interests and the termination of the Trust.

Results of Operations

Three and Six Month Periods Ended June 30, 2015 Compared to the Three and Six Month Periods Ended June 30, 2014

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

The Trust received royalty income amounting to $1,126,707 during the second quarter of 2015 compared to $1,957,613 during the second quarter of 2014. This revenue was derived from the receipt of cash on production of 404 Mmcf at an average price of $2.79 per mcf after deducting production taxes of $66,396 compared to 429 Mmcf at an average price received of $4.56 per mcf after deducting production taxes of $126,493 in the second quarter of 2014. The Trust received royalty income amounting to $2,747,134 during the six months ended June 30, 2015 compared to $3,547,692 during the six months ended June 30, 2014. This revenue was derived from the receipt of cash on production of 839 Mmcf at an average price received of $3.27 per mcf after deducting production taxes of $168,398 in six months ended June 30, 2015 compared to 903 Mmcf at an average price received of $3.93 per mcf after deducting production taxes of $225,287 in the six months ended June 30, 2014. For the three and six-month periods ended June 30, 2015, the Trust was negatively impacted by the decrease in natural gas production and by lower gas prices, as compared with the three and six-month periods ended June 30, 2014. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. The decrease in production volumes is attributed to declining production. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

Interest income during the second quarter of 2015 amounted to $12 compared to $88 for the same period in 2014. Interest income during the six months ended June 30, 2015 amounted to $26 compared to $150 for the six months ended June 30, 2014. The decrease in interest income in the second quarter of 2015 as compared to the second quarter of 2014 is primarily due to the timing of investments.

General and administrative expenses during the second quarter of 2015 amounted to $409,794 compared to $327,161 in the second quarter of 2014. General and administrative expenses during the six months ended June 30, 2015 amounted to $667,850 compared to $682,044 for the six months ended June 30, 2014. For this period, these expenses were primarily related to general and administrative services provided by Walter Exploration & Production, the Trustee and American Stock Transfer & Trust Company, the transfer agent, and the preparation of periodic reports for submission to the SEC and to Unitholders during the period. The increase in general and administrative expenses in the second quarter of 2015 as compared to the second quarter of 2014 is primarily due to timing of payment of expenses.

Distributable income for the second quarter of 2015 was $716,925, or $.09 per Unit, compared to distributable income for the second quarter of 2014 of $1,630,540, or $.21 per Unit. Distributable income for the six months ended June 30, 2015 was $2,079,310, or $.26 per Unit, compared to $2,865,798, or $.37 per Unit for the six months ended June 30, 2014. The Trust made a distribution on June 9, 2015 of $0.098752 per Unit compared to a distribution of $0.191957 per Unit made during the second quarter of 2014.

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2015, no impairment is required.

Revenue Recognition

Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the second quarter of 2015 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the first quarter of 2015.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2015, other than as stated below.

On July 28, 2015, the Trust announced that it received a letter from Walter Energy, Inc., the parent of the Company, stating that it, together with certain of its subsidiaries and affiliates, including the Company (“Debtors”) filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States District Court for the Northern District of Alabama Southern Division on July 15, 2015 and that it has an agreement with lenders regarding a pre-negotiated restructuring plan. In the letter, Walter Energy, Inc. advised the Trust that it is not permitted to pay obligations that arose prior to July 15, 2015, including royalty payments. Specifically, the Trustee was informed by Walter Energy, Inc. that it will not be paying the distribution to the Trust, which would normally be paid by August 14, and normally would include royalty payments for the production months of April, May and June 2015, as well as the portion of any future quarterly distributions relating to production attributable to periods prior to July 15, 2015. The Trustee has received no assurances regarding the status of distributions relating to production for periods after July 15, 2015. On the date the bankruptcy hearing was filed – in a series of “first day motions” – the Debtors filed motions relating to use of their cash collateral and cash management, which provide that Debtors’ cash and certain other property constitute collateral of the Debtors’ lenders subject to protective liens and permit use of a “zero balance” cash management system where receipts from operations including Debtors’ gas operations could be swept into certain concentration or disbursement accounts. The motions do not separately segregate or provide separate treatment for production proceeds relating to the Trust’s Royalty Interests. The Trustee has engaged counsel, has filed motions asking the court to reconsider and amend the Debtors’ cash management order and has objected to the cash collateral motion seeking segregation of production proceeds relating to the Trust’s Royalty Interests and judicial confirmation that such proceeds are not property of the Debtor’s bankruptcy estate. A hearing on the Trustee’s motions is currently scheduled for August 18, 2015. The Trustee additionally filed a separate action seeking declaratory judgment that the Trust’s overriding royalty interests and related production proceeds are not property of the debtors’ bankruptcy estate and seeking a preliminary injunction against the debtor to prevent it from (1) co-mingling the production proceeds with other funds of the debtor; (2) placing any lien or encumbrance on the production proceeds and (3) refusing to make distributions in accordance with the Conveyance governing the overriding royalty interests and Alabama law. The Trustee also filed an application for a temporary restraining order seeking similar relief. A failure to receive distributions from the Company for two consecutive calendar quarters would likely result in a termination of the Trust. See “Item 2 –Trustee’s Discussion and Analysis of Financial Condition and Results of Operations –Termination and Liquidation of the Trust.”

In March 2012, the Company notified the Trustee that it is undertaking a study of the Underlying Properties on a well-by-well basis to determine the economic viability of continuing to produce each individual well. The Company informed the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013 and 8 wells in 2014 as the Company considered them uneconomic and will continue to evaluate an additional 10 to 20 wells in 2015. It is currently unclear what impact the bankruptcy proceeding will have on this process. If the Company decides to suspend production or abandon any such additional wells, such decision could adversely affect the Trust’s future revenue stream, and if a significant number of wells are abandoned, it could cause a termination of the Trust. See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 23, 2015, which is accessible on the SEC’s website at www.sec.gov, for additional information.

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
Ron E. Hooper
SVP Royalty Trust Management

Date: August 14, 2015

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