Form 10-Q
period 2015-09-30
DOMINION RESOURCES BLACK WARRIOR TRUST
filed 2015-11-23
CIK 923680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-11335

Dominion Resources Black Warrior Trust

(Exact name of registrant as specified in its charter)

Delaware	75-6461716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Royalty Trust Management

Southwest Bank

2911 Turtle Creek Blvd., Suite 850

Dallas, Texas 75219

(Address of principal executive offices)

(Zip Code)

(855) 588-7839

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of units of beneficial interest outstanding at November 19, 2015: 7,850,000

DOMINION RESOURCES BLACK WARRIOR TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee of Dominion Resources Black Warrior Trust (the “Trust”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Effective August 29, 2014, Southwest Bank became the new Trustee for the Trust. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods on or after August 29, 2014. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2014, and, therefore, are subject to year-end adjustments. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto in the Trust’s Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 condensed statement of assets, liabilities, and trust corpus is derived from the audited statement of assets, liabilities, and trust corpus as of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2015, the distributable (loss) income for the three-month and the nine-month periods ended September 30, 2015 and 2014 and the changes in trust corpus for the nine-month periods ended September 30, 2015 and 2014, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of September 30, 2015, and for the three-month and nine-month periods ended September 30, 2015 and 2014 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Dominion Resources Black Warrior Trust and

Southwest Bank, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Dominion Resources Black Warrior Trust (the “Trust”) as of September 30, 2015, and the related condensed statements of distributable income (loss) for the three-month and nine-month periods ended September 30, 2015 and 2014 and changes in trust corpus for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Trustee.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

November 23, 2015

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF ASSETS,

LIABILITIES AND TRUST CORPUS (UNAUDITED)

ASSETS
	Note	September 30, 2015	December 31, 2014
		(Unaudited)
Current assets:
Cash and cash equivalents		$9,293	$176,847
Royalty interests in gas properties (less accumulated amortization and impairment of $151,899,099 and $148,067,406, respectively		3,918,401	7,750,094

Total assets		$3,927,694	$7,926,941

LIABILITIES AND TRUST CORPUS
Current liabilities:
Trust administration expenses payable		$699,152	$160,570

Contingencies	6	—	—
Trust corpus – 7,850,000 units of beneficial interest authorized, issued and outstanding		3,228,542	7,766,371

		$3,927,794	$7,926,941

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE (LOSS) INCOME (UNAUDITED)

		Three Months Ended September 30,
	Note	2015	2014
Income:
Royalty income		$—	$1,848,299
Interest income		4	26

Total income		4	1,848,325
Expenses:
General and administrative		(640,054)	(273,993)

Distributable (loss) income	1, 5	$(640,050)	$1,574,332

Distributable (loss) income per unit (7,850,000 units)		$(0.08)	$0.20

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Note	2015	2014
Income:
Royalty income		$2,747,134	$5,395,991
Interest income		31	176

Total income		2,747,165	5,396,167
Expenses:
General and administrative		(1,307,904)	(956,037)

Distributable income	1, 5	$1,439,261	$4,440,130

Distributable income per unit (7,850,000 units)		$0.18	$0.57

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2015	2014
Trust corpus, beginning of period		$7,766,371	$8,920,146
Amortization of royalty interests		(567,252)	(1,459,902)
Impairment of royalty interests	2	(3,264,441)	—
Distributable income		1,439,261	4,440,130
Distributions to unitholders	5	(2,145,397)	(4,379,649)

Trust corpus, end of period		$3,228,542	$7,520,725

Distributions per unit (7,850,000 units)	5	$0.27	$0.56

The accompanying notes are an integral part of these condensed financial statements.

DOMINION RESOURCES BLACK WARRIOR TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist of overriding royalty interests burdening the Company’s interest in the Underlying Properties. The Royalty Interests generally entitle the Trust to receive 65 percent of the Company’s Gross Proceeds (as defined below). The Royalty

Interests are non-operating interests and bear only expenses related to property, production and related taxes (including severance taxes). “Gross Proceeds” consist generally of the aggregate amounts received by the Company attributable to the interests of the Company in the Underlying Properties from the sale of coal seam gas at the central delivery points in the gathering system for the Underlying Properties. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Conveyance. However, recent rulings by the Bankruptcy Court related to the Walter Energy bankruptcy proceeding described under Note 6 to the condensed financial statements of the Trust in this Form 10-Q and efforts by the Company to dissolve the Trust’s ownership of its interest in the Underlying Properties have resulted in the Trust recording a $3.3 million impairment at September 30, 2015 and could result in additional substantial impairments if no timely relief is provided by the Bankruptcy Court currently considering these issues or an appellate court.

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

On May 28, 2010, Walter Natural Gas, LLC, a wholly owned subsidiary of Walter Energy, LLC, acquired the Alabama natural gas interests of HighMount, effective March 1, 2010. The acquisition included the Company’s Alabama coal bed methane operations, including the 532 existing conventional gas wells in which the Trust has a net profits interest. The transaction was structured as an acquisition of the membership interests in HighMount Alabama, following which, HighMount Alabama’s name was changed to “Walter Exploration & Production LLC.” Walter Exploration & Production will continue to be party to the Administrative Services Agreement and Trust Agreement. Walter Exploration & Production will continue to own all the interests in the Company, and the Company, which has changed its name to “Walter Black Warrior Basin LLC,” will continue to own the Underlying Properties. The Trust continues to have ownership in the Royalty Interests burdening the Underlying Properties and such sale did not affect that ownership. However, recent rulings by the Bankruptcy Court related to the Walter Energy bankruptcy proceeding described under Note 6 to the condensed financial statements of the Trust in this Form 10-Q and efforts by the Company to dissolve the Trust’s ownership of its interest in the Underlying Properties could affect the Trust’s ownership if no timely relief is provided by the Bankruptcy Court currently considering these issues or an appellate court. (See Note 6 to the condensed financial statements of the Trust in this Form 10-Q for additional information regarding the bankruptcy matter filed on behalf of Walter Energy, Inc., the parent of the Company, together with certain of its subsidiaries and affiliates, including the Company.)

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

Impairment

The Trustee routinely reviews the Trust’s Royalty Interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s Royalty Interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the Royalty Interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. Given the uncertainty of the impact from the ongoing Walter Energy, Inc. bankruptcy and the uncertain status of the court rulings as of this filing date (see Note 6 to the condensed financial statements of the Trust in this Form 10-Q), the Trust has recorded an impairment of $3.3 million during the three-month period ended September 30, 2015. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Royalty Interests during 2014.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is not aware of any such items as of September 30, 2015, other than as stated in Note 6 to the condensed financial statements of the Trust in this Form 10-Q.

New Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a significant impact on the Trust’s financial statements.

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 6 to the condensed financial statements of the Trust in this Form 10-Q, certain conditions raise substantial doubt about the Trust’s ability to continue as a going concern. The Trustee’s plans concerning this matter are also discussed in Note 6 to the condensed financial statements of the Trust in this Form 10-Q. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	FEDERAL INCOME TAXES

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The Unitholders are considered, for federal tax purposes, to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. To the extent that distributions to the Trust, if any, are delayed until after 2015 due to the Walter Energy bankruptcy proceeding described under Note 6 to the condensed financial statements of the Trust in this Form 10-Q, a corresponding delay will result for a Unitholder in when such distribution must be included in its federal taxable income.

The Royalty Interests constitute “economic interests” in oil and gas properties for federal income tax purposes. Unitholders must report their share of the revenues from the Royalty Interests as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the third quarter of 2015, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The Trustee determines for each calendar quarter the amount of cash available for distribution to Unitholders. Such amount (the “Quarterly Distribution Amount”) is an amount equal to the excess, if any, of the cash received by the Trust attributable to production from the Royalty Interests during such quarter, provided that such cash is received by the Trust on or before the last business day prior to the 45th day following the end of such calendar quarter, plus the amount of interest expected by the Trustee to be earned on such cash proceeds during the period between the date of receipt by the Trust of such cash proceeds and the date of payment to the Unitholders of such Quarterly Distribution Amount, plus all other cash receipts of the Trust during such quarter (to the extent not distributed or held for future distribution as a Special Distribution Amount (as defined below) or included in the previous Quarterly Distribution Amount) (which might include sales proceeds not sufficient in amount to qualify for a special distribution as described in the next paragraph and interest), over the liabilities of the Trust paid during such quarter and not taken into account in determining a prior Quarterly Distribution Amount, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. An amount that is not included in the Quarterly Distribution Amount for a calendar quarter because such amount is received by the Trust after the last business day prior to the 45th day following the end of such calendar quarter will be included in the Quarterly Distribution Amount for the next calendar quarter if a distribution is made. The Quarterly Distribution Amount for each quarter will be payable to Unitholders of record on the 60th day following the end of such calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Trustee will distribute the Quarterly Distribution Amount for each calendar quarter on or prior to 70 days after the end of such calendar quarter to each person who was a Unitholder of record on the record date for such calendar quarter. However, as a result of rulings by the Bankruptcy Court related to the Walter Energy bankruptcy proceeding described under Note 6 to the condensed financial statements of the Trust in this Form 10-Q, a distribution was not made during the third quarter of 2015 and the Trust does not anticipate being able to make further distributions in 2015.

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

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2015, other than as stated below.

On July 28, 2015, the Trust announced that it received a letter from Walter Energy, Inc., the parent of the Company, stating that it, together with certain of its subsidiaries and affiliates, including the Company (“Debtors”) filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Alabama Southern Division on July 15, 2015 and that it had an agreement with lenders regarding a pre-negotiated restructuring plan. In the letter, Walter Energy, Inc. advised the Trust that it is not permitted to pay obligations that arose prior to July 15, 2015, including payments on the Royalty Interests. Specifically, the Trustee was informed by Walter Energy, Inc. that it would not be paying the distribution to the Trust that would normally be paid by August 14, 2015 and normally would include payments on the Royalty Interests for the production months of April, May and June 2015, as well as the portion of any future quarterly distributions relating to production attributable to periods prior to July 15, 2015.

On the date the bankruptcy was filed – in a series of “first day motions” – the Debtors filed motions relating to use of their cash collateral and cash management, which provide that Debtors’ cash and certain other property constitute collateral of the Debtors’ lenders subject to protective liens and permit use of a “zero balance” cash management system where receipts from operations, including Debtors’ gas operations, could be swept into certain concentration or disbursement accounts. The motions did not separately segregate or provide separate treatment for production proceeds relating to the Trust’s Royalty Interests. The Trust engaged counsel, filed motions asking the court to reconsider and amend the Debtors’ cash management order and objected to the cash collateral motion by seeking segregation of production proceeds relating to the Trust’s Royalty Interests and judicial confirmation that such proceeds are not property of the Debtor’s bankruptcy estate. On August 18, 2015, the Bankruptcy Court denied the Trust’s motion to reconsider the Debtors’ cash management order. A hearing on the Trust’s objection to the Debtors’ cash collateral motion, among others, was held on September 2 and 3, 2015. On September 14, 2015, the court issued its ruling on the Debtors’ cash collateral motion and denied the Trust’s request for protections based on the Debtors’ use of the production proceeds, which included denying (i) segregation of the production proceeds and (ii) a requirement for continued distributions of production proceeds to the Trust in the ordinary course of business. After a subsequent hearing to consider additional cash collateral issues, on October 12, 2015, the Trust filed a notice of appeal of the Bankruptcy Court’s cash collateral ruling, and the appeal is currently pending.

On October 2, 2015, the Company filed a motion in the Bankruptcy Court to reject the Conveyance (and certain related contracts) effective retroactively to July 15, 2015. The contracts that the Company seeks to reject create the Trust’s right to receive payments on the Royalty Interests from the Company. If granted and not reversed on subsequent appeal, the relief sought in this motion would excuse the Company from performance under the Conveyance at all times after July 15, 2015, including payments on the Royalty Interests. The Company’s motion to reject the Conveyance was heard on November 10, 2015. At that time, the Court requested written findings of fact and conclusions from the Company and the Trustee and took the matter under advisement. The Court has not yet ruled on the motion.

If Walter Energy, Inc. does not pay a distribution to the Trust by December 31, 2015 representing payments on the Royalty Interests for the production months of July, August and September 2015, pursuant to Section 9.02(b) of the Trust Agreement, it is expected that the Trust will terminate as a result of the failure to maintain a 1.2 to 1.0 ratio for two consecutive calendar quarters of (i) cash received pursuant to the Royalty Interests to (ii) administrative costs. See “Item 2 –Trustee’s Discussion and Analysis of Financial Condition and Results of Operations –Termination and Liquidation of the Trust” and “Part II – Other Information – Item 1A – Risk Factors.” To date, Walter Energy, Inc. has not paid a distribution to the Trust representing payments on the Royalty Interests for the production months of July, August and September.

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

The Trust is named as a defendant in an action, styled Southwest Royalties, Inc. v. Dominion Black Warrior Basin, Inc., et al., filed in the Circuit Court of Fayette County Alabama on October 5, 2007 regarding the quieting of title in certain oil and gas rights related to property in Fayette and Tuscaloosa Counties in Alabama. The plaintiff alleges that defendants are knowingly producing gas in violation of the deeds in question. The plaintiff is also alleging conversion of gas, continuing trespass by defendants on the plaintiff’s property, and suppression of material facts by defendants, and the plaintiff is requesting an accounting, injunctive relief and compensatory and punitive damages, plus court costs and attorneys’ fees. The Trustee does not believe this litigation will have a material effect on the Trust’s financial statements.

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

See Note 6 to the condensed financial statements of the Trust appearing elsewhere in this Form 10-Q for additional information regarding the bankruptcy proceedings of Walter Energy, Inc., the parent of the Company, together with certain of its subsidiaries and affiliates, including the Company (“Debtors”). See “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” and “Item 1A — Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 23, 2015, which is accessible on the SEC’s website at www.sec.gov, and “Part II — Other Information — Item 1A. Risk Factors” below for additional information.

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 6 to the condensed financial statements of the Trust in this Form 10-Q, certain conditions raise substantial doubt about the Trust’s ability to continue as a going concern. The Trustee’s plans concerning this matter are also discussed in Note 6 to the financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Impairment

The Trustee routinely reviews the Trust’s Royalty Interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s Royalty Interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the Royalty Interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. Given the uncertainty of the impact from the ongoing Walter Energy, Inc. bankruptcy and the uncertain status of the court rulings as of this filing date (see Note 6 to the condensed financial statements of the Trust in this Form 10-Q), the Trust has recorded an impairment of $3.3 million during the three-month period ended September 30, 2015. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Royalty Interests during 2014.

Termination and Liquidation of the Trust

The Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 66 2/3 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests plus the amount of all remaining Section 29 tax credits attributable to the Royalty Interests is equal to or less than $5 million (as applicable, the “Termination Date”). Upon such occurrence causing the Trust to terminate, the remaining assets of the Trust will be sold, the net proceeds of the sale will be distributed to Unitholders and the Trust will be wound up and a certificate of cancellation filed. With respect to (ii) above, the ratio of cash amounts received to administrative costs for the first, second and third quarters of 2015 were 6.3 to 1.0, 2.8 to 1.0 and 0 to 1.0, respectively, and with (iii) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2014 was approximately $27.5 million. While the results of these computations will not trigger an early termination of the Trust as of September 30, 2015, if Walter Energy, Inc. does not pay a distribution to the Trust during the fourth quarter of 2015, this will cause the Trust’s ratio of cash received to administrative costs to fall below 1.2 to 1.0 for a second consecutive calendar quarter in 2015, and, accordingly, result in an early termination of the Trust. The Trust had not received any proceeds from Walter Energy, Inc. as of November 23, 2015, the filing date of this Form 10-Q; therefore, there will not be a distribution made to Unitholders of record on November 30, 2015. See also “Item 1A — Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2014.

Upon the termination of the Trust, the Trustee is to use its best efforts to sell any remaining Royalty Interests then owned by the Trust for cash pursuant to the procedures described in the Trust Agreement. Within five business days following the Termination Date, the Trustee is to provide written notice of termination to the Company, Dominion Resources and the Delaware Trustee. The Trustee is to retain a nationally recognized investment banking firm (the “Advisor”) on behalf of the Trust who is to assist the Trustee in selling the remaining Royalty Interests. The Company has the right, but not the obligation, within 60 days following the Termination Date, to make a cash offer to purchase all of the remaining Royalty Interests then held by the Trust. In the event such an offer is made by the Company, the Trustee is to decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to the Company is to be made unless a fairness opinion is given by the Advisor that the purchase price is fair to Unitholders) or (ii) defer action on the offer for approximately 60 days and seek to locate other buyers for the remaining Royalty Interests. If the Trustee defers action on the Company’s offer, the offer will be deemed withdrawn and the Trustee is to then use its best efforts, assisted by the Advisor, to locate other buyers for the Royalty Interests. At the end of the 120-day period following the Termination Date, the Trustee is to notify the Company of the highest of any other offers acceptable to the Trustee (which must be an all-cash offer) received during such period (such price, net of any commissions or other fees payable by the Trust, the “Highest Acceptable Offer”). The Company then has the right (whether or not it made an initial offer), but not the obligation, to purchase all remaining Royalty Interests for a cash purchase price computed as follows: (i) if the Highest Acceptable Offer is more than 105 percent of the Company’s original offer (or if the Company did not make an initial offer), the purchase price is to be 105 percent of the Highest Acceptable Offer, or (ii) if the Highest Acceptable Offer is equal to or less than 105 percent of the Company’s original offer, the purchase price is to be equal to the Highest Acceptable Offer. If no other acceptable offers are received for all remaining Royalty Interests, the Trustee may request the Company to submit another offer for consideration by the Trustee and may accept or reject such offer.

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

Results of Operations

Three and Nine Month Periods Ended September 30, 2015 Compared to the Three and Nine Month Periods Ended September 30, 2014

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

The Trust did not receive any royalty income during the third quarter of 2015 compared to $1,848,299 during the third quarter of 2014. This 2014 royalty income was derived from the receipt of cash on production of 428 Mmcf at an average price received of $4.32 per mcf after deducting production taxes of $119,336 in the third quarter of 2014.

The Trust received royalty income amounting to $2,747,134 during the nine months ended September 30, 2015 compared to $5,395,991 during the nine months ended September 30, 2014. This revenue was derived from the receipt of cash on production of 839 Mmcf at an average price received of $3.27 per mcf after deducting production taxes of $168,398 in the nine months ended September 30, 2015 compared to 1,330 Mmcf at an average price received of $4.05 per mcf after deducting production taxes of $344,623 in the nine months ended September 30, 2014.

For the three and nine-month periods ended September 30, 2015, in addition to not receiving a distribution to the Trust representing payment of Royalty Interests for the production months of April through September 2015 the Trust was negatively impacted by the decrease in natural gas production and by lower gas prices, as compared with the three and nine-month periods ended September 30, 2014. Natural gas prices are influenced by many factors such as seasonal temperatures, domestic demand and other factors that are beyond the control of the Trustee. Production taxes are based on revenues rather than production volumes. Accordingly, production taxes did not fluctuate proportionately to the decrease in volumes.

Interest income during the third quarter of 2015 amounted to $4 compared to $26 for the same period in 2014. Interest income during the nine months ended September 30, 2015 amounted to $31 compared to $176 for the nine months ended September 30, 2014. The decrease in interest income in the third quarter of 2015 as compared to the third quarter of 2014 is primarily due to the lack of funds to invest and earn interest.

General and administrative expenses during the third quarter of 2015 amounted to $640,054 compared to $273,993 in the third quarter of 2014. General and administrative expenses during the nine months ended September 30, 2015 amounted to $1,307,904 compared to $956,037 for the nine months ended September 30, 2014. For these periods, these expenses were primarily related to general and administrative services provided by Walter Exploration & Production, the Trustee and American Stock Transfer & Trust Company, the transfer agent, the preparation of periodic reports for submission to the SEC and to Unitholders during the period and legal fees related to the Walter Energy bankruptcy proceeding described under Note 6 to the condensed financial statements of the Trust in this Form 10-Q. The increase in general and administrative expenses in the third quarter of 2015 as compared to the third quarter of 2014 is primarily legal fees related to the Walter Energy bankruptcy proceeding.

The distributable loss for the third quarter of 2015 was $640,050, or a loss of $0.08 per Unit, compared to distributable income for the third quarter of 2014 of $1,574,332, or $0.20 per Unit. Distributable income for the nine months ended September 30, 2015 was $1,439,261, or $0.18 per Unit, compared to $4,440,130, or $0.57 per Unit for the nine months ended September 30, 2014. As a result of rulings by the Bankruptcy Court related to the Walter Energy bankruptcy proceeding described under Note 6 to the condensed financial statements of the Trust in this Form 10-Q, the Trust does not anticipate making any further distributions in 2015.

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

Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:

•	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

•	General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus when revenues are received.

•	Impairment of the Royalty Interests is charged directly to the trust corpus when incurred.

•	Distributions to Unitholders are recorded when declared by the Trustee (see Note 5 to the condensed financial statements).

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

Impairment

The Trustee routinely reviews the Trust’s Royalty Interests in gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s Royalty Interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the Royalty Interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. Given the uncertainty of the impact from the ongoing Walter Energy, Inc. bankruptcy and the uncertain status of the court rulings as of this filing date (see Note 6 to the condensed financial statements of the Trust in this Form 10-Q), the Trust has recorded an impairment of $3.3 million during the three-month period ended September 30, 2015. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Royalty Interests during 2014.

Revenue Recognition

Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the third quarter of 2015 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the second quarter of 2015.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2015, other than as set forth in Note 6 to the condensed financial statements of the Trust appearing elsewhere in this Form 10-Q.

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

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Trust’s financial position, industry conditions and the Walter Energy, Inc. bankruptcy and its impact on the Trust, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments. Other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The ability to obtain such financing may be impaired as a result of the bankruptcy matter filed on behalf of the Debtors and its impact on the payment on the Royalty Interests to the Trust.

The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. Funds held by the Trust pending distribution to Unitholders and in reserve for the payment of Trust expenses and liabilities are invested in a fund that holds only U.S. Treasury Securities. Additionally, the Trust’s future royalty income may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of crude oil and natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See Note 6 to the condensed financial statements of the Trust appearing elsewhere in this Form 10-Q for additional information regarding the bankruptcy matter filed on behalf of the Debtors and its impact on the payment on the Royalty Interests to the Trust. See “Item 1A - Risk Factors - Future royalty income may be subject to risks relating to the creditworthiness of third parties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 23, 2015, which is accessible on the SEC’s website at www.sec.gov, and “Part II — Other Information — Item 1A. Risk Factors” below. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see the information above in Note 6 to the condensed financial statements of the Trust in this Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in the Trust’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

The Trust will be terminated upon the occurrence of certain events.

Pursuant to the terms of the Trust Agreement, the Trust will terminate upon the occurrence of: (i) an affirmative vote of the holders of not less than 66 2/3 percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust attributable to the Royalty Interests in any calendar quarter to administrative costs of the Trust for such calendar quarter is less than 1.2 to 1.0 for two consecutive calendar quarters; or (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year prepared by a firm of independent petroleum engineers mutually selected by the Trustee and the Company, that the net present value (discounted at 10 percent) of estimated future net revenues from proved reserves attributable to the Royalty Interests is equal to or less than $5 million. With respect to (ii) above, the ratio of cash amounts received to administrative costs for the first, second and third quarters of 2015 were 6.3 to 1.0, 2.8 to 1.0 and 0 to 1.0, respectively, and with (iii) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2014 was approximately $27.5 million. While the results of these computations will not trigger an early termination of the Trust as of September 30, 2015, if Walter Energy, Inc. does not pay a distribution to the Trust during the fourth quarter of 2015, this will cause the Trust’s ratio of cash received to administrative costs to fall below 1.2 to 1.0 for a second consecutive calendar quarter in 2015, and, accordingly, result in an early termination of the Trust. The Trust had not received any proceeds from Walter Energy, Inc. as of November 23, 2015, the filing date of this Form 10-Q. In addition, future computations are subject to the numerous uncertainties in estimating the future net revenues as described in “Item 1A — Risk Factors — Reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves” of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014, including changes in pricing, costs and production volumes. Additionally, the Company notified the Trustee that it abandoned 11 wells in 2012, 11 wells in 2013, and 8 wells in 2014 as it considered them uneconomic and that it is continuing to study the economic viability of an additional 10 to 20 wells within the Underlying Properties in 2015, as a result of which the Company could decide to suspend production or abandon such additional wells. As a result, the ability of the Trust’s ratio of cash receipts to expenses or the ability of the reserves to exceed the threshold in the future is uncertain. Following termination, the Trustee will use best efforts to sell any remaining Royalty Interests then owned by the Trust and the net proceeds of any sale would be distributed to Unitholders. There is no assurance that any such sale will be on terms acceptable to all Unitholders. In the Trust’s Annual Report filed on Form 10-K for the year ended December 31, 2014, “Item 1 — Business — Description of the Trust — Termination and Liquidation of the Trust” discusses consequences including tax consequences that may result to Unitholders, in the event Trust assets are sold and the Trust is terminated.

Future royalty income may be subject to risks relating to the creditworthiness of third parties, including the Walter Energy, Inc. bankruptcy proceedings.

The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas. For example, the Walter Energy bankruptcy proceeding described under Note 6 to the condensed financial statements of the Trust in this Form 10-Q may result in the cessation of royalty income to the Trust.

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

DOMINION RESOURCES BLACK WARRIOR TRUST

By:	Southwest Bank, in its capacity as trustee of Dominion Resources Black Warrior Trust and not in its individual capacity or otherwise

By:	/s/ RON E. HOOPER
Ron E. Hooper
SVP Royalty Trust Management

Date: November 23, 2015

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